Form 10-Q
period 1994-09-30
WESTFORD TECHNOLOGY VENTURES LP
filed 1994-11-14
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1994

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to
                             Commission file number 0-16208


                       WESTFORD TECHNOLOGY VENTURES, L.P.
             (Exact name of registrant as specified in its charter)


Delaware                                                                   13-3423417
(State or other jurisdiction of                                            (I.R.S. Employer Identification No.)
incorporation or organization)

17 Academy Street, 5th Floor
Newark, New Jersey                                                         07102-2905
(Address of principal executive offices)                                   (Zip Code)

Registrant's telephone number, including area code:  (201) 624-2131

Not applicable
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                     INDEX
                       WESTFORD TECHNOLOGY VENTURES, L.P.


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1994 (Unaudited) and December 31, 1993

Schedule of Portfolio Investments as of September 30, 1994 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1994 and 1993 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1994 and 1993 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1994 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                September 30, 1994            December 31,
                                                                                       (Unaudited)                   1993

ASSETS

Investments - Note 2
    Portfolio investments, at fair value (cost $7,189,630 at
    September 30, 1994 and $6,856,330 at December 31, 1993)                           $    7,015,087            $     6,450,118
    Short-term investments, at amortized cost                                                997,241                  1,747,661
Cash and cash equivalents                                                                    317,892                    744,390
Receivable from securities sold (net of unamortized discount
    of $102,238 at September 30, 1994)                                                       244,405                          -
Accrued interest receivable                                                                   39,702                     39,028
                                                                                              ------                     ------

TOTAL ASSETS                                                                          $    8,614,327            $     8,981,197
                                                                                      =    =========            =     =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                      $       17,178            $        30,469
Due to Management Company - Note 4                                                            26,375                      8,500
Due to Independent General Partners - Note 5                                                  10,500                     10,500
                                                                                              ------                     ------
    Total liabilities                                                                         54,053                     49,469
                                                                                              ------                     ------

Partners' Capital:
Managing General Partner                                                                      86,453                     92,423
Individual General Partners                                                                    3,037                      3,250
Limited Partners (11,217 Units)                                                            8,645,327                  9,242,267
Unallocated net unrealized depreciation of investments - Note 2                             (174,543)                  (406,212)
                                                                                            --------                   --------
    Total partners' capital                                                                8,560,274                  8,931,728
                                                                                           ---------                  ---------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $    8,614,327            $     8,981,197
                                                                                      =    =========            =     =========


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
SEPTEMBER 30, 1994


                                                                           Initial
                                                                         Investment
Company / Position                                                          Date                  Cost               Fair Value
- - ------------------                                                          ----                  ----               ----------
Cincinnati Bell Inc.(A)
41,673 shares of Common Stock                                           Nov. 1989            $      817,575     $       781,369
- - -----------------------------                                           ---------            -      -------     -       -------
Cybernetics Systems International Corp.*
1,000 shares of Common Stock                                            Mar. 1990                   224,970             224,970
3,680 shares of Preferred Stock                                                                     941,554             941,554
Warrants to purchase 75 shares of Common Stock
    at $52.13 per share, expiring 3/23/00                                                               375                 375
Demand Notes at prime + 1%                                                                          170,000             170,000
- - --------------------------                                                                          -------             -------
Inn-Room Systems, Inc.*
1,127,691 shares of Common Stock                                        Oct. 1989                 1,136,286             563,855
Warrants to purchase 206,003 shares of Common Stock at
    $0.01 per share, expiring between 12/31/97 and 6/30/98                                           74,603             100,940
    ------------------------------------------------------                                           ------             -------
Picture Productions, L.P.
1% Limited Partnership Interest                                         Dec. 1991                    10,000              10,000
- - -------------------------------                                         ---------                    ------              ------
Spectrix Corporation*
487,569 shares of Preferred Stock                                       June 1989                 2,492,411           1,950,276
274,862 shares of Common Stock                                                                      142,681           1,099,448
8% Promissory Notes due 12/31/94                                                                    300,000             300,000
8% Promissory Notes due 6/30/95                                                                     100,000             100,000
Warrants to purchase 160,000 shares of Common Stock
    at $.50 per share, expiring 12/31/97                                                                  0                   0
Options to purchase 5,000 shares of Common Stock at $4
    per share, expiring 4/26/96                                                                       6,875                   0
    ---------------------------                                                                       -----                   -
Thunderbird Technologies, Inc.
581,533 shares of Preferred Stock                                       Oct. 1992                   581,533             581,533
Convertible Promissory Note at prime                                                                190,767             190,767
- - ------------------------------------                                                                -------             -------
TOTALS                                                                                       $    7,189,630     $     7,015,087
                                                                                             =    =========     =     =========

(A)    Public company

*      These companies may be deemed affiliated persons of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30,                     September 30,

                                                                    1994            1993              1994            1993
                                                                    ----            ----              ----            ----

INVESTMENT INCOME AND EXPENSES

    Income:
    Interest from short-term investments                        $    13,627     $      19,234    $      40,096     $     70,373
    Interest and other income from portfolio
       investments                                                   22,916            21,244           26,899           66,413
                                                                     ------            ------           ------           ------
    Totals                                                           36,543            40,478           66,995          136,786
                                                                     ------            ------           ------          -------

    Expenses:
    Management fee - Note 4                                          55,503            58,425          169,951          175,275
    Professional fees                                                17,079            13,462           73,961           56,928
    Mailing and printing                                              2,876             6,640            9,493           12,726
    Independent General Partners' fees - Note 5                      10,500            10,500           31,500           31,500
    Amortization of deferred organizational costs
       - Note 2                                                           -            16,580                -           49,740
    Miscellaneous                                                         -                 -            1,000                -
                                                                          -                 -            -----                -
    Totals                                                           85,958           105,607          285,905          326,169
                                                                     ------           -------          -------          -------

NET INVESTMENT LOSS                                                 (49,415)          (65,129)        (218,910)        (189,383)

Net realized loss from portfolio investments sold
    or written-off                                                        -                 -         (384,213)               -
                                                                          -                 -         --------                -

NET REALIZED LOSS FROM OPERATIONS
    (allocable to Partners) - Note 3                                (49,415)          (65,129)        (603,123)        (189,383)

Net change in unrealized depreciation of investments                 90,015           (98,433)         231,669          552,573
                                                                     ------           -------          -------          -------

NET INCREASE (DECREASE) IN NET ASSETS
    RESULTING FROM OPERATIONS                                   $    40,600     $    (163,562)   $    (371,454)    $    363,190
                                                                =    ======     =    ========    =    ========     =    =======


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,



                                                                                                 1994                1993
                                                                                                 ----                ----

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                          $    (218,910)     $      (189,383)

Adjustments to reconcile net investment loss to cash used for operating activities:

Decrease in accrued interest on short-term investments                                               5,080               11,398
(Increase) decrease in accrued interest receivable                                                    (674)              60,782
Increase (decrease) in payables                                                                      4,584                 (660)
Amortization of deferred organizational costs                                                            -               49,740
Decrease in other assets                                                                                 -                3,125
                                                                                                         -                -----
Cash used for operating activities                                                                (209,920)             (64,998)
                                                                                                  --------              -------

CASH FLOWS PROVIDED FROM (USED FOR)
    INVESTING ACTIVITIES

Net return (purchase) of short-term investments                                                    745,340            1,686,324
Purchase of portfolio investments                                                                 (972,300)          (1,357,939)
Repayment of demand notes                                                                                -              220,000
Proceeds from the sale of portfolio investments                                                     10,382                    -
                                                                                                    ------                    -
Cash provided from (used for) investing activities                                                (216,578)             548,385
                                                                                                  --------              -------

Increase (decrease) in cash and cash equivalents                                                  (426,498)             483,387
Cash and cash equivalents at beginning of period                                                   744,390               82,184
                                                                                                   -------               ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $     317,892      $       565,571
                                                                                             =     =======      =       =======


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994



                                                                                             Unallocated
                                     Managing         Individual                        Net Unrealized
                                      General           General           Limited          Depreciation of
                                      Partner          Partners          Partners            Investments              Total

Balance at beginning
of period                            $    92,423      $   3,250       $    9,242,267        $    (406,212)      $     8,931,728

Allocation of net investment
loss - Note 3                             (2,167)           (77)            (216,666)                   -              (218,910)

Allocation of net realized
loss - Note 3                             (3,803)          (136)            (380,274)                   -              (384,213)

Net change in unrealized
depreciation of investments                    -              -                    -              231,669               231,669
                                               -              -                    -              -------               -------

Balance at end of period             $    86,453      $   3,037       $    8,645,327(A)     $    (174,543)      $     8,560,274
                                     =    ======      =   =====       =    =========        =    ========       =     =========


(A)   The net asset  value per  $1,000  unit of  limited  partnership  interest,
      including  an  assumed  allocation  of  net  unrealized   depreciation  of
      investments, is $755.


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.            Organization and Purpose

Westford   Technology   Ventures,
L.P. (the "Partnership") is a Delaware limited partnership formed on September 3, 1987. WTVI Co., L.P., the managing general partner of the Partnership (the "Managing General Partner") and four individuals (the "Individual General
Partners") are the general partners of the Partnership. Hamilton Capital Management Inc. (the "Management Company") is the general partner of the Managing General Partner and the management company of the Partnership. The Partnership began its principal operations on December 1, 1988.

The Partnership's objective is to achieve long-term capital appreciation by making venture capital investments in new and developing companies and other special investment situations. The Partnership will not engage in any other business or activity. The Partnership will terminate on December 31, 1998, subject to the right of the Individual General Partners to extend the term for up to two additional two-year periods.

2.            Significant Accounting Policies

Valuation of Investments - Short-term investments are carried at amortized cost which approximates market. Portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Individual General Partners. The fair value of publicly-held portfolio securities is adjusted to the average closing public market price for the last five trading days of each quarter discounted by a factor of 0% to 50% for sales restrictions. Factors considered in the determination of an appropriate discount include, underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership either has a representative serving on the Board of Directors or is greater than a 10% shareholder, and other liquidity factors such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted 1) to reflect meaningful third-party transactions in the private market or 2) to reflect significant progress or slippage in the development of the company's business such that cost is clearly no longer reflective of fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments. Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date the Partnership obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis. Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns.

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED


Statements of Cash Flows - The Partnership considers cash held in its interest bearing cash account to be cash equivalents. Organizational Costs - Organizational costs of $331,596 were amortized over a sixty-month period which commenced on December 1, 1988.

3.            Allocation of Partnership Profits and Losses

The  Partnership  Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains from venture capital investments, provided that such amount is positive. All other gains and losses of the Partnership are allocated among all the Partners, including the Managing General Partner, in proportion to their respective capital contributions to the Partnership.

4.            Related Party Transactions

The Management Company provides, or arranges for others to provide, the management and administrative services necessary for the operation of the Partnership. For these services, the Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum fee of $200,000 per annum. Such fee is determined quarterly and paid monthly.

5.            Independent General Partners' Fees

As compensation for services rendered to the Partnership, each of the three Independent General Partners receives $10,000 annually in quarterly installments and $1,000 for each meeting of the Independent General Partners attended, plus out-of-pocket expenses.

6.            Commitments

The Partnership and other investors of Inn-Room Systems, Inc. have guaranteed a bank loan payable by the company. The Partnership's portion of the guarantee is $72,000.

7.            Interim Financial Statements

In the opinion of WTVI Co., L.P., the managing general partner of the Partnership, the unaudited financial statements at September 30, 1994, and for the three and nine month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the quarter ended September 30, 1994, the Partnership invested $100,000 in Spectrix Corporation, an existing portfolio company. From December 1, 1988 (commencement of operations) to September 30, 1994, the Partnership had invested $8.7 million in eight portfolio companies.

At September 30, 1994, the Partnership held $1.3 million in cash and short-term investments: $997,000 in short-term securities with maturities of less than one year and $318,000 in an interest-bearing cash account. The Partnership earned $14,000 and $40,000 of interest on such investments for the three and nine months ended September 30, 1994, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

Funds needed to cover the Partnership's future investments and operating expenses will be obtained from existing cash reserves, interest and other income from portfolio investments and proceeds from the future sale of portfolio investments.

Results of Operations

For the three and nine months ended September 30, 1994, the Partnership had a net realized loss from operations of $49,000 and $603,000, respectively. For the three and nine months ended September 30, 1993, the Partnership had a net realized loss from operations of $65,000 and $189,000, respectively. Net realized gain or loss from operations is comprised of 1) net realized gains or losses from portfolio investments sold or written-off and 2) net investment income or loss.

Realized Gains and Losses from Portfolio Investments - In April 1994, the Partnership sold its investment in Eidetics Incorporated as part of a management buyout of the company, for a small cash down payment and expected payments for five years from the buyout date based on future cash receipts of the new company. This transaction resulted in a $384,000 realized loss for the three and nine months ended September 30, 1994.

There were no realized gains or losses from portfolio investments during the three and nine months ended September 30, 1993.

Investment Income and Expenses - Net investment loss for the three months ended September 30, 1994 and 1993 was $49,000 and $65,000, respectively. The reduced net investment loss for the 1994 period as compared to the 1993 period primarily resulted from the amortization of deferred organizational costs included in the 1993 period. Organizational costs of $332,000 were amortized over a five year period which ended on December 1, 1993.

Net investment loss for the nine months ended September 30, 1994 and 1993 was $219,000 and $189,000, respectively. The increase in net investment loss for the 1994 period as compared to the 1993 period primarily resulted from a reduced amount of interest from short-term investments and income from portfolio investments for the 1994 periods partially offset by operating expense reductions, primarily the amortization of deferred organization costs, as discussed above.

Interest earned from short-term investments for the nine months ended September 30, 1994 and 1993 was $40,000 and $70,000, respectively. This decrease can be attributed to a reduction in amounts invested in short-term securities during the 1994 period compared to the same period in 1993. Amounts available for investment in short-term securities at September 30, 1994 and 1993 were $1.3 million and $2.6 million, respectively. Funds available for investment in short-term securities declined as cash was used to make additional investments in existing portfolio companies and to cover other net operating expenses. Interest and other income from portfolio investments for the nine months ended September 30, 1994 and 1993 was $27,000 and $66,000, respectively. The reduced amount for the 1994 period primarily is the result of the reversal of $30,000 of accrued interest receivable on promissory notes previously due from Eidetics.

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum annual fee of $200,000. The management fee for the three months ended September 30, 1994 and 1993 was $56,000 and $58,000, respectively. The management fee for the nine months ended September 30, 1994 and 1993 was $170,000 and $175,000, respectively. To the extent possible, the management fee and other expenses incurred by the Partnership are paid with funds provided from operations. Funds provided from operations primarily were obtained from interest received on short-term investments and interest and other income earned from portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the nine months ended September 30, 1994, the Partnership had a $7,000 net unrealized gain primarily resulting from an increase in the public market price of Cincinnati Bell Inc.'s common stock. Additionally for the nine month period, $225,000 was transferred from unrealized loss to realized loss due to the sale of the Partnership's investment in Eidetics, as discussed above. The $225,000 transfer from unrealized to realized loss and the $7,000 unrealized gain resulted in a $232,000 decrease in net unrealized depreciation of investments for the nine month period.

For the nine months ended September 30, 1993, the Partnership had a $553,000 net unrealized gain primarily resulting from the upward revaluation of its investment in Spectrix Corporation which reduced the Partnership's net unrealized depreciation of portfolio investments by $553,000 for the nine month period.

Net Assets - Changes to net assets resulting from operations are comprised of 1) net realized gain or loss from operations and 2) changes to net unrealized appreciation or depreciation of portfolio investments. For the nine months ended September 30, 1994, the Partnership had a net decrease in net assets resulting from operations of $371,000. For the nine months ended September 30, 1993, the Partnership had a net increase in net assets resulting from operations of $363,000.

At September 30, 1994, the Partnership's net assets were $8.6 million, a decrease of $371,000 from $8.9 million at December 31, 1993. The $371,000 decrease was the net result of the $603,000 net realized loss from operations offset by the $232,000 net unrealized appreciation of investments for the nine month period.

At September 30, 1993, the Partnership's net assets were $9.5 million, an increase of $363,000 from $9.1 million at December 31, 1992. The $363,000 increase was the net result of the $553,000 unrealized gain offset by the $189,000 net investment loss for the nine month period.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized depreciation of investments has been included as if the net depreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at September 30, 1994 and December 31, 1993 was $755 and $788, respectively.


                          PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the quarter covered by this report.

Item 5.       Other Information.

During the quarter, the Partnership purchased a $100,000 8% promissory note from Spectrix Corporation and, in connection with the transaction, received warrants to purchase 100,000 shares of Spectrix common stock at $.50 per share expiring on December 31, 1997. This investment is in addition to the 487,569 shares of preferred stock, 274,862 shares of common stock, $300,000 8% promissory note, warrants to purchase 60,000 shares of common stock and options to purchase 5,000 shares of common stock previously owned by the Partnership.

Item 6.                    Exhibits and Reports on Form 8-K.

                           (a)     Exhibits

                                   None.

                           (b)     Reports on Form 8-K

                           Report on Form 8-K dated September 12, 1994 reporting
                    the termination of the client-auditor relationship between the Partnership and Deloitte & Touche LLP.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities, and on the dates indicated.



              WESTFORD TECHNOLOGY VENTURES, L.P.


By:           WTVI Co., L.P.
              its managing general partner


By:           Hamilton Capital Management Inc.
              its general partner


By:           /s/     Jeffrey T. Hamilton                         President, Secretary and Director (Principal
              Jeffrey T. Hamilton                                 Executive Officer) of Hamilton Capital
                                                                  Management Inc. and Individual General
                                                                  Partner of Westford Technology Ventures, L.P.


By:           /s/     Susan J. Trammell                           Treasurer and Director (Principal Financial
              Susan J. Trammell                                   and Accounting Officer) of Hamilton Capital
                                                                  Management Inc.



Date:         November 11, 1994