Form 10-K
WESTFORD TECHNOLOGY VENTURES LP
filed 1995-03-30
CIK 821472

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 (Fee Required)

For the Fiscal Year Ended December 31, 1994

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 (No Fee Required)

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

Securities registered pursuant to Section 12(b) of the Act:

              Title of each class                         Name of each exchange on which registered
                    None                                                     None

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 17, 1995, 11,204 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.







                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the definitive proxy statement relating to the 1995 Annual Meeting of the Limited Partners of the Registrant, to be held on June 16, 1995 (the "Annual Meeting Proxy Statement") are incorporated herein by reference in Part III hereof. The Annual Meeting Proxy Statement will be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1994.

Portions of the Registrant's Form 10-Q for the quarter ended March 31, 1994 filed with the Securities and Exchange Commission on May 15, 1994 are incorporated by reference in Part I hereof.

Portions of the Registrant's Form 10-Q for the quarter ended June 30, 1994 filed with the Securities and Exchange Commission on August 12, 1994 are incorporated by reference in Part I hereof.

Portions of the Registrant's Form 10-Q for the quarter ended September 30, 1994 filed with the Securities and Exchange Commission on November 11, 1994 are incorporated by reference in Part I hereof.

                                     PART I


Item 1.       Business.

Formation

Westford Technology Ventures, L.P. (the "Partnership") is a Delaware limited partnership formed on September 3, 1987. WTVI Co., L.P., the managing general partner of the Partnership (the "Managing General Partner"), and four individuals (the "Individual General Partners") are the general partners of the Partnership. Hamilton Capital Management Inc. (the "Management Company") is the general partner of the Managing General Partner and the management company of the Partnership. The Partnership began its principal operations on December 1, 1988.

The Partnership operates as a business development company under the Investment Company Act of 1940. The Partnership's investment objective is to achieve long-term capital appreciation by making venture capital investments in new and developing companies and other special investment situations. The Partnership considers this activity to constitute the single industry segment of venture capital investing.

In 1988 and 1989, the Partnership publicly offered, through The Stuart-James Company, Incorporated (the "Selling Agent"), 35,000 units of limited partnership interest ("Units") at $1,000 per Unit. The Units were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form N-2 (File No. 33-16891) which was declared effective on May 12, 1988. The Partnership held its initial and final closings on November 25, 1988 and January 31, 1989, respectively. A total of 11,217 Units were sold to limited partners (the "Limited Partners"). Gross capital contributions to the Partnership total $11,333,170; $11,217,000 from the Limited Partners, $112,170 from the Managing General Partner and $4,000 from the Individual General Partners.

The Partnership is scheduled to terminate on December 31, 1998, subject to the right of the Individual General Partners to extend the term for up to two additional two-year periods if they determine that such extensions are in the best interest of the Partnership. The Partnership will terminate no later than December 31, 2002.

The Venture Capital Investments

During the year ended December 31, 1994, the Partnership invested $1.5 million in four existing portfolio companies. From its inception to December 31, 1994, the Partnership had invested $9.2 million in eight portfolio investments, or approximately 90% of the original net proceeds of $10.2 million available for investment in venture situations. At December 31, 1994, the Partnership has investments in six portfolio companies with an aggregate cost of $7.7 million and a fair value of $7.5 million. The Partnership has fully or partially liquidated investments with an aggregate cost of $1.5 million. These liquidated investments returned $385,000 to the Partnership. As a result, as of December 31, 1994, the Partnership had a cumulative net realized loss from its venture capital investments of $1.1 million.

The Partnership's $3.4 million investment in Spectrix Corporation was valued at $3.8 million at December 31, 1994. This investment represented 44.4% of the total cost and 51.2% of the total fair value of the Partnership's investment portfolio at December 31, 1994.

The descriptions of the Partnership's follow-on investments in Spectrix Corporation and Thunderbird Technologies, Inc. set forth in Item 5 of Part II of the Partnership's quarterly report on Form 10-Q for the quarter ended March 31, 1994 is incorporated herein by reference.

The description of the Partnership's follow-on investments in Spectrix set forth in Item 5 of Part II of the Partnership's quarterly report on Form 10-Q for the quarter ended June 30, 1994 are incorporated herein by reference.

The descriptions of the Partnership's follow-on investments in Spectrix Corporation, Cybernetics Systems International Corp. and Inn-Room Systems, Inc. set forth in Item 5 of Part II of the Partnership's quarterly report on Form 10-Q for the quarter ended September 30, 1994 are incorporated herein by reference.

In October and November 1994, the Partnership purchased 8% promissory notes of Spectrix Corporation aggregating $100,000 in face value and warrants to purchase 100,000 shares of the company at $.50 per share for $100,000. In December 1994, the Partnership purchased 62,500 preferred shares of Spectrix for $250,000 and converted its promissory notes totaling $500,000 and accrued interest of $18,940 into 129,735 preferred shares of the company. Additionally, in connection with these transactions, the Partnership received warrants to purchase 76,894 shares of Spectrix common stock at $.50 per share and a warrant to purchase 25,000 shares of Spectrix common stock at $5 per share.

On November 22, 1994, the Partnership purchased 214,800 shares of Inn-Room Systems, Inc. common stock for $107,400.

During December 1994, the Partnership converted its demand notes due from Cybernetics Systems International Corp. totaling $170,000 and $15,267 of accrued interest into 840 preferred shares of the company. Additionally, in connection with the note conversion, the Partnership received a warrant to purchase 70,795 shares of the company's common stock at $.52 per share.

Competition

The Partnership encounters competition from other entities having similar investment objectives. Primary competition for venture capital investments has been from venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small business investment companies and wealthy individuals. Competition also may develop from foreign investors and from large industrial and financial companies investing directly rather than through venture capital affiliates. The Partnership has been a co-investor with other professional venture capital investors and these relationships have generally expanded the Partnership's access to investment opportunities.

Employees

The Partnership has no employees. The Managing General Partner, subject to the supervision of the Individual General Partners, manages and controls the Partnership's venture capital investments. The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership and is responsible for managing the Partnership's short-term investments.

Item 2.       Properties.

The Partnership does not own or lease physical properties.

Item 3.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

There is no established public trading market for the Units and it is not anticipated that any public market for the Units will develop. Consequently, Limited Partners cannot easily liquidate their investment in the event of emergency or for other reasons. Several independent broker/dealers provide an informal secondary market for limited partnership interests. Units of limited partnership interest of the Partnership have traded through this market on a limited basis. Transfers of Units are subject to certain restrictions in the Partnership Agreement and also may be affected by restrictions on resale imposed by the laws of certain states. The approximate number of holders of Units as of March 17, 1995 is 1,850. The Managing General Partner and the four Individual General Partners of the Partnership also hold interests in the Partnership. See
Item 12 of this report "Security Ownership of Certain Beneficial Owners and Management".

The Partnership did not make any distributions to its Partners in 1994, 1993 or 1992.

Item 6.       Selected Financial Data.

($ In Thousands, Except For Per Unit Information)

                                                                           Years Ended December 31,
                                                            1994           1993            1992           1991         1990
                                                            ----           ----            ----           ----         ----
Net investment income (loss)                              $   (295)      $    (269)     $    (134)      $    (69)    $       83

Realized loss on investments                                  (384)              -           (700)             -              -

Net change in unrealized appreciation/
depreciation of investments                                    180              95            (35)          (425)           (42)

Net increase/(decrease) in net assets
resulting from operations                                     (500)           (173)          (869)          (493)            41

Net assets                                                   8,432           8,932          9,105          9,974         10,468

Net unrealized depreciation of portfolio
investments                                                   (227)           (406)          (501)          (467)           (42)

Cost of portfolio investments purchased                      1,464           1,143          1,150          1,523          1,753

Cumulative cost of portfolio investments                     9,151           7,687          6,544          5,394          3,871

PER UNIT OF LIMITED
PARTNERSHIP INTEREST

Net asset value, including net unrealized
depreciation of investments                                $   744        $    788       $    803        $   880       $    924

Net investment income (Loss)                                   (26)            (24)           (14)            (8)             7

Realized loss on investments                                   (34)              -            (58)             -              -

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At December 31, 1994, the Partnership held $779,000 in cash and short-term investments: $498,000 in short-term securities with maturities of less than one year and $281,000 in an interest-bearing cash account. The Partnership earned $53,000, $89,000 and $191,000 of interest from such investments for the years ended December 31, 1994, 1993 and 1992, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

During 1994, the Partnership invested $1.5 in four existing portfolio companies. From its inception to December 31, 1994, the Partnership had invested $9.2 million in 8 venture capital investments, representing 90% of the $10.2 million of original net proceeds to the Partnership.

Funds needed to cover the Partnership's future follow-on investments and operating expenses will be obtained from existing cash reserves, interest and other income from portfolio investments and proceeds from the sale of portfolio investments.

Results of Operations

For the years ended December 31, 1994, 1993 and 1992, the Partnership had a net realized loss from operations of $679,000, $269,000 and $834,000, respectively. Net realized gain or loss from operations is comprised of 1) net realized gains or losses from portfolio investments and 2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - In June 1994, the Partnership realized a $384,000 loss from the sale of its investment in Eidetics Incorporated. The Partnership sold its Eidetics holdings, along with other former owners of Eidetics, as part of a management buyout of the company. The Partnership received a $4,190 cash down payment and potential future payments to be determined by the actual cash receipts of the new company for five years from the buyout date. At the time of the buyout, such future payments were estimated to aggregate $354,000 over the five year period.

The Partnership had no realized gains or losses from portfolio investments for the year ended December 31, 1993.

For the year ended December 31, 1992, the Partnership had a $700,000 net realized loss from portfolio investments. In November 1992, Softstrip, Inc. filed for protection under Chapter 11 of the federal Bankruptcy Code. As a result, the Partnership wrote-off its $500,000 investment in the company. In September 1992, Picture Productions, L.P. ("PPLP") acquired the assets of
Visicon, Inc. The Partnership sold its Visicon holdings for a limited partnership interest in PPLP valued at $10,000, resulting in a $200,000 loss on its $210,000 investment in Visicon.

Investment Income and Expenses - Net investment loss for the years ended December 31, 1994, 1993 and 1992 was $295,000, $269,000 and $134,000,
respectively. The $26,000 increase in net investment loss for 1994 compared to 1993 was the result of an $80,000 decrease in investment income for 1994 which was only partially offset by a $54,000 reduction in operating expenses for 1994. Interest earned from short-term investments declined $36,000 for 1994, from $89,000 in 1993 to $53,000 in 1994. This decrease primarily was the result of a reduction in the amount of funds invested in such securities during 1994 compared to 1993. Interest and other income from portfolio investments declined $45,000 for the 1994 period, from $86,000 in 1993 to $41,000 in 1994. This decrease primarily was due to the reversal, during 1994, of $30,000 of accrued interest due from Eidetics. This receivable was written-off in connection with the sale of the Partnership's investment in Eidetics, as discussed above. The $54,000 decline in operating expenses for 1994 compared to 1993, primarily is attributable to $61,000 of amortization expense included in the 1993 period. Organizational costs of $332,000 were amortized over a five year period which was completed on December 1, 1993.

The $134,000 increase in net investment loss for 1993 compared to 1992 primarily was due to a $165,000 decline in investment income for 1993. Interest earned from short-term investments declined $102,000 for 1993 compared to 1992, primarily due to a reduction in the amount of funds invested in such securities and a decline in short-term interest rates during 1993. Interest and other income from portfolio investments declined $62,000 for 1993 compared to 1992, primarily due to the conversion of debt securities into equity securities of Spectrix during 1993. This $165,000 decline in investment income was partially offset by a $30,000 decline in operating expenses for 1993 compared to 1992, primarily due to a reduced management fee for the 1993 period, as discussed below.

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum annual fee of $200,000. The management fee for the years ended December 31, 1994, 1993 and 1992 was $226,000, $234,000 and $248,000, respectively. To the extent possible, the management fee and other expenses incurred by the Partnership are paid with funds provided from operations. Funds provided from operations for the periods discussed, primarily were obtained from interest received from short-term investments and interest and other income earned from portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Portfolio Investments - For the year ended December 31, 1994, the Partnership had a $45,000 net unrealized loss primarily resulting from a decrease in the public market price of Cincinnati Bell Inc.'s common stock. Additionally during 1994, $225,000 was transferred from unrealized loss to realized loss due to the sale of the Partnership's investment in Eidetics, as discussed above. The $225,000 transfer from unrealized loss to realized loss less the $45,000 unrealized loss resulted in a $180,000 increase in net unrealized appreciation of investments for 1994.

For the year ended December 31, 1993, the Partnership had a $95,000 net unrealized gain from its portfolio investments resulting from the net upward revaluation of certain portfolio investments.

For the year ended December 31, 1992, the Partnership had a net unrealized loss of $410,000 from its portfolio investments, primarily resulting from the downward revaluation of its investments in Inn-Room Systems, Inc. and Cincinnati Bell Inc. Additionally during 1992, the Partnership transferred $375,000 from unrealized loss to realized loss relating to the write-off of its investment in Softstrip, as discussed above. The $410,000 unrealized loss, offset by the $375,000 transfer from unrealized loss to realized loss, resulted in a $35,000 decrease in the Partnership's unrealized appreciation of investments for 1992.

Net Assets - Changes to net assets resulting from operations are comprised of 1) net realized gain or loss from operations and 2) changes in net unrealized appreciation or depreciation of portfolio investments. For the years ended December 31, 1994, 1993 and 1992, Partnership had a net decrease in net assets resulting from operations of $500,000, $173,000 and $869,000, respectively.

At December 31, 1994, the Partnership's net assets were $8.4 million, down $500,000 from $8.9 million at December 31, 1993. The $500,000 decrease was comprised of the $679,000 net realized loss from operations offset by the $180,000 unrealized appreciation of investments for 1994.

At December 31, 1993, the Partnership's net assets were $8.9 million, down $173,000 from $9.1 million at December 31, 1992. This decrease was comprised of the $269,000 net realized loss from operations offset by the $95,000 unrealized appreciation of investments for 1993.

At December 31, 1992, the Partnership's net assets were $9.1 million, down $869,000 from $10 million at December 31, 1991. The $869,000 decrease was comprised of the $834,000 net realized loss from operations and the $35,000 unrealized depreciation of investments for 1992.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized depreciation of investments has been included as if the net depreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at December 31, 1994, 1993 and 1992 was $744, $788 and $803,
respectively.

Item 8.       Financial Statements and Supplementary Data.

                       WESTFORD TECHNOLOGY VENTURES, L.P.
                                     INDEX

Report of Independent Certified Public Accountants - BDO Seidman
Independent Auditors' Report - Deloitte & Touche LLP

Balance Sheets as of December 31, 1994 and 1993

Schedule of Portfolio Investments as of December 31, 1994 Schedule of Portfolio Investments as of December 31, 1993

Statements of Operations for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

Statements of Changes in Partners' Capital for the years ended December 31, 1992, 1993 and 1994

Notes to Financial Statements

NOTE - All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Westford Technology Ventures, L.P.


We have audited the accompanying balance sheet of Westford Technology Ventures, L.P. (the "Partnership"), including the schedule of portfolio investments, as of December 31, 1994, and the related statements of operations, cash flows and changes in partners' capital for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westford Technology Ventures, L.P. at December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include investments valued at $6,725,325, representing 80% of partners' capital as of December 31, 1994 whose values have been estimated by the managing general partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the managing general partner in arriving at its estimates of value of such investments and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used and a ready market for the investments existed, and the differences could be material.


BDO Seidman


New York, New York
February 14, 1995

INDEPENDENT AUDITORS' REPORT




Westford Technology Ventures, L.P.


We have audited the accompanying balance sheet of Westford Technology Ventures, L.P. (the "Partnership"), including the schedule of portfolio investments, as of December 31, 1993, and the related statements of operations, cash flows, and changes in partners' capital for each of the two years in the period ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1993 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Westford Technology Ventures, L.P. at December 31, 1993, and the results of its operations, its cash flows and changes in its partners' capital for each of the two years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $5,682,293 at December 31, 1993 representing 64% of net assets, whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.


Deloitte & Touche LLP


New York, New York
February 22, 1995

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS
December 31,


                                                                                                 1994                1993
                                                                                                 ----                ----
ASSETS

Investments - Note 2
    Portfolio investments, at fair value (cost $7,681,237 at
      December 31, 1994 and $6,856,330 at December 31, 1993)                                $    7,454,603      $     6,450,118
    Short-term investments, at amortized cost - Note 7                                             497,769            1,747,661
Cash and cash equivalents                                                                          281,341              744,390
Receivable from securities sold (net of unamortized discount of $101,530)                          225,760                    -
Accrued interest receivable                                                                         11,343               39,028
                                                                                                    ------               ------

TOTAL ASSETS                                                                                $    8,470,816      $     8,981,197
                                                                                            =    =========      =     =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                            $       28,143      $        30,469
Due to Management Company - Note 4                                                                       -                8,500
Due to Independent General Partners - Note 5                                                        10,500               10,500
                                                                                                    ------               ------
    Total liabilities                                                                               38,643               49,469
                                                                                                    ------               ------

Partners' Capital:
Managing General Partner                                                                            85,701               92,423
Individual General Partners                                                                          3,010                3,250
Limited Partners (11,217 Units)                                                                  8,570,096            9,242,267
Unallocated net unrealized depreciation of investments - Note 2                                   (226,634)            (406,212)
                                                                                                  --------             --------
    Total partners' capital                                                                      8,432,173            8,931,728
                                                                                                 ---------            ---------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $    8,470,816      $     8,981,197
                                                                                            =    =========      =     =========


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1994


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Cincinnati Bell Inc.(A)(B)
41,673 shares of Common Stock                                            Nov. 1989           $      817,575     $       729,278
-----------------------------                                            ---------           -      -------     -       -------
Cybernetics Systems International Corp.*(C)
100,000 shares of Common Stock                                           Mar. 1990                  224,970             224,970
4,520 shares of Preferred Stock                                                                   1,126,821           1,126,821
Warrants to purchase 78,295 shares of Common Stock
    at $.52 per share, expiring between 12/31/98 and 3/23/00                                            375                 375
    --------------------------------------------------------                                            ---                 ---
Inn-Room Systems, Inc.*
1,342,491 shares of Common Stock                                         Oct. 1989                1,243,686             671,254
Warrants to purchase 206,003 shares of Common Stock at
    $0.01 per share, expiring between 12/31/97 and 6/30/98                                           74,603             100,941
    ------------------------------------------------------                                           ------             -------
Picture Productions, L.P.
1% Limited Partnership Interest                                          Dec. 1991                   10,000              10,000
-------------------------------                                          ---------                   ------              ------
Spectrix Corporation*(D)
679,804 shares of Preferred Stock                                        June 1989                3,261,351           2,719,216
274,862 shares of Common Stock                                                                      142,681           1,099,448
Warrants to purchase 336,894 shares of Common Stock
    at $.50 per share, expiring between 12/31/97 and 12/2/99                                              0                   0
Warrants to purchase 25,000 shares of Common Stock at
    $5 per share, expiring 12/2/99                                                                        0                   0
Options to purchase 5,000 shares of Common Stock at
    $4 per share, expiring 4/26/96                                                                    6,875                   0
    ------------------------------                                                                    -----                   -
Thunderbird Technologies, Inc.
581,533 shares of Preferred Stock                                        Oct. 1992                  581,533             581,533
Convertible Promissory Note at prime                                                                190,767             190,767
------------------------------------                                                                -------             -------

TOTALS(E)                                                                                    $    7,681,237     $     7,454,603
                                                                                             =    =========     =     =========


(A)  Public company

(B) In January 1995, the Partnership sold 20,000 common shares of Cincinnati Bell Inc. for $389,000, realizing a loss of $4,000.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1994



(C) During December 1994, the Partnership converted demand notes totaling $170,000 and $15,267 of accrued interest due from Cybernetics Systems International Corp. into 840 preferred shares of the company. Additionally, in connection with the note conversion, the Partnership received a warrant to purchase 70,795 shares of the company's common stock at $.52 per share. Also in December 1994, the company effected a 100-for-1 split of its common stock. As a result, the Partnership exchanged its 1,000 common shares of Cybernetics and warrant to purchase 75 common shares at $52.13 per share for 100,000 common shares and a warrant to purchase 7,500 common shares of the company at $.52 per share.

(D) During 1994, the Partnership purchased promissory notes with a face value totaling $500,000 and warrants to purchase 260,000 shares of common stock of Spectrix Corporation for $500,000. In 1994, the Partnership also purchased 62,500 preferred shares of Spectrix for $250,000 and converted the $500,000 of promissory notes and accrued interest of $18,940 into 129,735 preferred shares of the company. Additionally, in connection with these transactions, the Partnership received warrants to purchase 76,894 shares of Spectrix common stock at $.50 per share and warrants to purchase 25,000 common shares at $5.00 per share.

(E) In April 1994, Eidetics Incorporated was sold in a management buyout for a $4,190 cash down payment and potential future payments to be determined by the actual cash receipts of the acquiring company for five years from the buyout date. The Partnership recorded a $251,000 receivable related to such expected future payments. The Partnership realized a $384,000 loss from this transaction in 1994.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1993

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value

Cincinnati Bell Inc.(A)
41,673 shares of Common Stock                                            Nov. 1989           $      817,575     $       767,825
-----------------------------                                            ---------           -      -------     -       -------
Cybernetics Systems International Corp.*
1,000 shares of Common Stock                                             Mar. 1990                  224,970             224,970
3,680 shares of Preferred Stock                                                                     941,554             941,554
Warrant to purchase 75 shares of Common Stock
    at $52.13 per share, expiring 3/23/00                                                               375                 375
Demand Notes at prime + 1%                                                                          170,000             170,000
--------------------------                                                                          -------             -------
Eidetics Incorporated*
619,481 shares of Preferred Stock                                        Sept. 1989                 500,000             275,000
9.5% Demand Notes                                                                                   139,000             139,000
-----------------                                                                                   -------             -------
Inn-Room Systems, Inc.*
1,127,691 shares of Common Stock                                         Oct. 1989                1,136,286             563,855
Warrants to purchase 206,003 shares of Common Stock at
    $0.01 per share, expiring between 12/31/97 and 6/30/98                                           74,603             100,940
    ------------------------------------------------------                                           ------             -------
Picture Productions, L.P.
1% Limited Partnership Interest                                          Dec. 1991                   10,000              10,000
-------------------------------                                          ---------                   ------              ------
Spectrix Corporation*
487,569 shares of Preferred Stock                                        June 1989                2,492,411           1,950,276
274,862 shares of Common Stock                                                                      142,681           1,099,448
Warrants to purchase 5,000 shares of Common Stock
    at $.50 per share, expiring 3/8/96                                                                    0                   0
Options to purchase 5,000 shares of Common Stock
    at $4 per share, expiring 4/26/96                                                                 6,875               6,875
    ---------------------------------                                                                 -----               -----
Thunderbird Technologies, Inc.
160,000 shares of Preferred Stock                                        Oct. 1992                  200,000             200,000
---------------------------------                                        ---------                  -------             -------

TOTALS                                                                                       $    6,856,330     $     6,450,118
                                                                                             =    =========     =     =========

(A)    Public company

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                                 1994              1993               1992
                                                                                 ----              ----               ----

INVESTMENT INCOME AND EXPENSES

    Income:

    Interest from short-term investments                                    $      53,353      $      89,186      $     191,168
    Interest and other income from portfolio investments                           41,290             86,076            148,436
                                                                                   ------             ------            -------
    Total investment income                                                        94,643            175,262            339,604
                                                                                   ------            -------            -------

    Expenses:

    Management fee - Note 4                                                       225,976            233,700            248,136
    Professional fees                                                             107,406             86,226             94,023
    Independent General Partners' fees - Note 5                                    42,000             42,000             42,000
    Mailing and printing                                                           13,181             20,587             23,620
    Amortization of deferred organizational costs - Note 2                              -             61,395             66,319
    Miscellaneous                                                                   1,000                  -                  -
                                                                                    -----                  -                  -
    Total expenses                                                                389,563            443,908            474,098
                                                                                  -------            -------            -------

NET INVESTMENT LOSS                                                              (294,920)          (268,646)          (134,494)

Net realized loss from portfolio investments                                     (384,213)                 -           (699,996)
                                                                                 --------                  -           --------

NET REALIZED LOSS FROM OPERATIONS
    (allocable to Partners) - Note 3                                             (679,133)          (268,646)          (834,490)

Net change in unrealized depreciation of investments                              179,578             95,244            (34,614)
                                                                                  -------             ------            -------

NET DECREASE IN NET ASSETS RESULTING
    FROM OPERATIONS                                                         $    (499,555)     $    (173,402)     $    (869,104)
                                                                            =    ========      =    ========      =    ========


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,


                                                                                 1994             1993                1992
                                                                                 ----             ----                ----

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                        $     (294,920)    $     (268,646)   $      (134,494)

Adjustments to reconcile net investment loss to cash used for operating activities:

Amortization of deferred organizational costs                                           -             61,395             66,319
Decrease in accrued interest on short-term investments                              6,015              8,910             40,389
(Increase) decrease in receivables                                                 26,977             54,454            (54,251)
Increase (decrease) in payables                                                   (10,826)            11,221           (199,117)
(Increase) decrease in other assets                                                     -              3,125             (2,625)
                                                                                        -              -----             ------
Cash used for operating activities                                               (272,754)          (129,541)          (283,779)
                                                                                 --------           --------           --------

CASH PROVIDED FROM (USED FOR) INVESTING
    ACTIVITIES

Net return of short-term investments                                            1,243,877          1,934,686          1,322,660
Purchase of portfolio investments                                              (1,463,907)        (1,142,939)        (1,149,808)
Proceeds from the sale of portfolio investments                                    29,735                  -                  -
Repayment of demand notes                                                               -                  -            105,000
                                                                                        -                  -            -------
Cash provided from (used for) investing activities                               (190,295)           791,747            277,852
                                                                                 --------            -------            -------

Increase (decrease) in cash and cash equivalents                                 (463,049)           662,206             (5,927)
Cash and cash equivalents at beginning of period                                  744,390             82,184             88,111
                                                                                  -------             ------             ------

CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                                                              $      281,341     $      744,390    $        82,184
                                                                           =      =======     =      =======    =        ======


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1992, 1993 and 1994


                                                                                               Unallocated
                                           Managing       Individual                         Net Unrealized
                                            General         General           Limited        Depreciation of
                                            Partner        Partners          Partners          Investments           Total
Balance at December 31, 1991             $   120,722       $  3,633       $   10,316,721      $   (466,842)     $     9,974,234

Net investment loss - Note 3                  28,062            (58)            (162,498)                -             (134,494)

Net realized loss from invest-
ments - Note 3                               (53,702)          (230)            (646,064)                -             (699,996)

Net change in unrealized
depreciation of investments                        -              -                    -           (34,614)             (34,614)
                                                   -              -                    -           -------              -------

Balance at December 31, 1992                  95,082          3,345            9,508,159(A)       (501,456)           9,105,130

Net investment loss - Note 3                  (2,659)           (95)            (265,892)                -             (268,646)

Net change in unrealized
depreciation of investments                        -              -                    -            95,244               95,244
                                                   -              -                    -            ------               ------

Balance at December 31, 1993                  92,423          3,250            9,242,267(A)       (406,212)           8,931,728

Net investment loss - Note 3                  (2,919)          (104)            (291,897)                -             (294,920)

Net realized loss from invest-
ments - Note 3                                (3,803)          (136)            (380,274)                -             (384,213)

Net change in unrealized
depreciation of investments                        -              -                    -           179,578              179,578
                                                   -              -                    -           -------              -------

Balance at December 31, 1994             $    85,701       $  3,010       $    8,570,096(A)   $   (226,634)     $     8,432,173
                                         =    ======       =  =====       =    =========      =   ========      =     =========


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, was $803, $788 and $744 at December 31, 1992, 1993 and 1994, respectively.

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

2.     Significant Accounting Policies

Valuation of Investments - Short-term investments are carried at amortized cost which approximates market. Portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Individual General Partners. The fair value of publicly-held portfolio securities is adjusted to the average closing public market price for the last five trading days of each quarter discounted by a factor of 0% to 50% for sales restrictions. Factors considered in the determination of an appropriate discount include, underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership either has a representative serving on the Board of Directors or is greater than a 10% shareholder, and other liquidity factors such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted 1) to reflect meaningful third-party transactions in the private market or 2) to reflect significant progress or slippage in the development of the company's business such that cost is no longer reflective of fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments.

Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date the Partnership obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis.

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS


Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $226,634 at December 31, 1994, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to December 31, 1994, timing differences relating to realized losses totaling $382,000 have been deducted on the Partnership's financial statements and syndication costs relating to the selling of Units totaling $1.2 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS


6.     Commitments

The Partnership and other investors of Inn-Room Systems, Inc. have guaranteed a bank loan payable by the company. The Partnership's portion of the guarantee is $72,000.

7.     Short-Term Investments

At December 31, 1994 and 1993, the Partnership had investments in short-term securities as detailed below.

                                                            Maturity          Purchase          Amortized
Issuer                                           Yield        Date              Price             Cost             Face Value

Investments in Commercial Paper at December 31, 1994:

Ford Motor Credit Corporation                   5.95%         1/27/95    $      497,521      $      497,769     $       500,000
                                                                         -      -------      -      -------     -       -------


Investments in Commercial Paper at December 31, 1993:

Ford Motor Credit Corporation                   3.09%         1/14/94    $    1,492,404      $    1,498,198     $     1,500,000
General Electric Capital Corporation            3.22%         1/24/94           248,994             249,463             250,000
                                                                                -------             -------             -------

Total                                                                    $    1,741,398      $    1,747,661     $     1,750,000
                                                                         =    =========      =    =========     =     =========

8.     Subsequent Event

In February 1995, the Partnership sold 20,000 shares of Cincinnati Bell Inc. common stock for $389,000. At December 31, 1994, these shares were valued at $350,000, using the Partnership's standard valuation policy for publicly-traded securities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 12, 1994, the Partnership received a letter from Deloitte & Touche LLP confirming that the client-auditor relationship between them had ceased. The principal reason for terminating the relationship was that the relatively small size of the Partnership had made it increasingly difficult for Deloitte & Touche LLP to serve as auditor on a cost-effective basis. The Deloitte & Touche LLP reports on the financial statements of the Partnership for the years ended December 31, 1993 and 1992 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two years ended December 31, 1993 and through September 12, 1994, the date the relationship ceased, there were no "disagreements" between the Partnership and Deloitte & Touche LLP or "reportable events" as defined in Item 304 of Regulation S-K.

On December 1, 1994, the Partnership appointed BDO Seidman as independent accountants of the Partnership, commencing with the year ending December 31, 1994.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

The Partnership

The information set forth under the caption "Election of General Partners" in the Annual Meeting Proxy Statement is incorporated herein by reference.

The Management Company

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership pursuant to the Management Agreement between the Partnership and the Management Company. At March 17, 1995, the directors and executive officers of the Management Company are:

Name and Age  Position Held                        Date Elected as a Director

Jeffrey T. Hamilton (57)                           President, Secretary &                        September 3, 1987
                                                   Chairman of the Board of Directors

Louise M. Hamilton (54)                            Director                                      August 23, 1991

Susan J. Trammell (40)                             Treasurer, Director                           February 27, 1991

The directors of the Management Company will serve as directors until the next annual meeting of stockholders and until their successors are elected and qualified. The officers of the Management Company will hold office until the next annual meeting of the Board of Directors of the Management Company and until their successors are elected and qualified.

The information with respect to Mr. Hamilton, the sole shareholder of the Management Company, set forth under the subcaption "Election of Individual General Partners" in the Annual Meeting Proxy Statement is incorporated herein by reference.

There are no family relationships among any of the Individual General Partners of the Partnership. Jeffrey T. Hamilton and Louise M. Hamilton, President, Secretary and Chairman of the Board of Directors and Director of the Management Company, respectively, are husband and wife.

Item 11.      Executive Compensation.

The  information  with respect to the  compensation  of the  Individual  General
Partners set forth under the subcaption "Election of Individual General Partners" in the Annual Meeting Proxy Statement is incorporated herein by reference.

The information with respect to the allocation and distribution of the Partnership's profits and losses to the Managing General Partner set forth under the subcaption "Election of Managing General Partner" in the Annual Meeting Proxy Statement is incorporated herein by reference.

The information with respect to the management fee payable to the Management Company set forth under the caption "The Terms of the Current Management Agreement and the Proposed Management Agreement" in the Annual Meeting Proxy Statement is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

The  information  concerning the security  ownership of the  Individual  General
Partners set forth under the subcaption "Election of Individual General Partners" in the Annual Meeting Proxy Statement is incorporated herein by reference.

As of March 17, 1995, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. Mr. Ames, an Individual General Partner of the Partnership, owns 10 Units and Ms. Trammell, the Treasurer and Director of the Management Company, owns 3 Units. The Individual General Partners and the directors and officers of the Management Company as a group own thirteen Units or less than one percent of the total Units outstanding.

The Partnership is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Partnership.

Item 13.      Certain Relationships and Related Transactions.

Not applicable.

                                    PART IV

Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)           1.  Financial Statements

                  Report of Independent Certified Public Accountants - BDO Seidman
                  Independent Auditors' Report - Deloitte & Touche LLP

                  Balance Sheets as of December 31, 1994 and 1993

                  Schedule of  Portfolio  Investments  as of  December  31, 1994
                  Schedule of Portfolio Investments as of December 31, 1993

                  Statements of Operations for the years ended December 31, 1994, 1993 and 1992

                  Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

                  Statements of Changes in Partners' Capital for the years ended December 31, 1992, 1993 and 1994

                  Notes to Financial Statements

             2.   Exhibits

                  3.1    Amended and Restated Certificate of Limited Partnership
                         of  the  Registrant   (filed  as  Exhibit  3.1  to  the
                         Registrant's  Annual  Report  on Form 10-K for the year
                         ended  December  31,  1991 and  incorporated  herein by
                         reference).

                  3.2 Amended and Restated Agreement of Limited Partnership of the Registrant (filed as Exhibit 1(c) to the Registrant's Registration Statement on Form N-2 (No.
                         33-16891) and incorporated herein by reference).

                  10     Management  Agreement  dated as of  February  28,  1991
                         between  the  Registrant  and  the  Management  Company
                         (filed  as  Exhibit  A to the  Registrant's  definitive
                         proxy  statement  in  connection  with the 1991  Annual
                         Meeting of Limited Partners and incorporated  herein by
                         reference).

                  13.1   Part II, Item 5 of the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1994.

                  13.2   Part II, Item 5 of the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1994.

                  13.3   Part II, Item 5 of the  Registrant's  quarterly  report on Form 10-Q for the quarter ended September 30,
                         1994.

                  16.1   Letter from Deloitte & Touche LLP pursuant to Item  304(a)(3) of Regulation  S-K (filed as Exhibit 16 to
                         Form 8-K dated September 12, 1994 and incorporated herein by reference).

                  27     Financial Data Schedule.

(b)               Report on Form 8-K dated December 1, 1994 reporting the appointment of BDO Seidman as   independent
                  accountants for the Partnership.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated on the 24th day of March 1995.


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


By:      /s/     Susan J. Trammell                                Treasurer and Director (Principal Financial
         Susan J. Trammell                                        and Accounting Officer) of Hamilton Capital
                                                                  Management Inc.


By:      /s/     Robert S. Ames                                   Individual General Partner of
         Robert S. Ames                                           Westford Technology Ventures, L.P.


By:      /s/     Alfred M. Bertocchi                              Individual General Partner of
         Alfred M. Bertocchi                                      Westford Technology Ventures, L.P.


By:      /s/     George M. Weimer                                 Individual General Partner of
         George M. Weimer                                         Westford Technology Ventures, L.P.

                                 Exhibit Index

Exhibits                                              Page

3.1 Amended and Restated Certificate of Limited Partnership of the Registrant (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

3.2      Amended and Restated  Agreement of Limited  Partnership of the Registrant (filed as Exhibit 1(c) to the  Registrant's  Registration  Statement on Form N-2 (No.  33-16891) and  incorporated  herein by reference).

10       Management  Agreement  dated  as  of  February  28,  1991  between  the
         Registrant  and the  Management  Company  (filed  as  Exhibit  A to the
         Registrant's  definitive  proxy  statement in connection  with the 1991
         Annual  Meeting  of  Limited  Partners  and   incorporated   herein  by
         reference).

13.1     Part II, Item 5 of the  Registrant's  quarterly report on Form 10-Q for the quarter ended March 31,
         1994.

13.2     Part II, Item 5 of the  Registrant's  quarterly  report on Form 10-Q for the quarter ended June 30,
         1994.

13.3     Part II, Item 5 of the  Registrant's  quarterly report on Form 10-Q for the quarter ended September
         30, 1994.

16.1 Letter from Deloitte & Touche LLP pursuant to Item 304(a)(3) of Regulation S-K (filed as Exhibit 16 to Form 8-K dated September 12, 1994 and incorporated herein by reference).

27       Financial Data Schedule.