Form 10-K/A
WESTFORD TECHNOLOGY VENTURES LP
filed 1995-03-31
CIK 821472

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                                Amendment No. 1


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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated on the 31st day of March 1995.


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


New York, New York
February 22, 1994