Form 10-Q
period 1995-03-31
WESTFORD TECHNOLOGY VENTURES LP
filed 1995-05-15
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                       WESTFORD TECHNOLOGY VENTURES, L.P.

                                     INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1995 (Unaudited) and December 31, 1994

Schedule of Portfolio Investments as of March 31, 1995 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 1995 and 1994 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1995 and 1994 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1995 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS


                                                                                       March 31, 1995         December 31,
                                                                                         (Unaudited)                 1994
ASSETS

Investments - Note 2
   Portfolio investments, at fair value (cost $7,538,861 at
     March 31, 1995 and $7,681,237 at December 31, 1994)                              $    7,448,880           $     7,454,603
   Short-term investments, at amortized cost                                                 499,753                   497,769
Cash and cash equivalents                                                                    347,276                   281,341
Receivable from securities sold (net of unamortized discount of
   $100,598 at March 31, 1995 and $101,530 at December 31, 1994)                             217,632                   225,760
Accrued interest receivable                                                                   16,092                    11,343
                                                                                              ------                    ------

TOTAL ASSETS                                                                          $    8,529,633           $     8,470,816
                                                                                      =    =========           =     =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                      $       36,044           $        28,143
Due to Independent General Partners - Note 5                                                  10,500                    10,500
                                                                                              ------                    ------
   Total liabilities                                                                          46,544                    38,643
                                                                                              ------                    ------

Partners' Capital:
Managing General Partner                                                                      84,852                    85,701
Individual General Partners                                                                    2,980                     3,010
Limited Partners (11,217 Units)                                                            8,485,238                 8,570,096
Unallocated net unrealized depreciation of investments - Note 2                              (89,981)                 (226,634)
                                                                                             -------                  --------
   Total partners' capital                                                                 8,483,089                 8,432,173
                                                                                           ---------                 ---------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $    8,529,633           $     8,470,816
                                                                                      =    =========           =     =========


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
March 31, 1995


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Cincinnati Bell Inc.(A)(B)
21,673 shares of Common Stock                                            Nov. 1989           $      425,199     $       473,555
- -----------------------------                                            ---------           -      -------     -       -------
Cybernetics Systems International Corp.*
100,000 shares of Common Stock                                           Mar. 1990                  224,970             224,970
4,520 shares of Preferred Stock                                                                   1,126,821           1,126,821
Warrants to purchase 78,295 shares of Common Stock
    at $.52 per share, expiring between 12/31/98 and 3/23/00                                            375                 375
    --------------------------------------------------------                                            ---                 ---
Inn-Room Systems, Inc.*
1,342,491 shares of Common Stock                                         Oct. 1989                1,243,686             671,254
Warrants to purchase 206,003 shares of Common Stock at
    $0.01 per share, expiring between 12/31/97 and 6/30/98                                           74,603             100,941
    ------------------------------------------------------                                           ------             -------
Picture Productions, L.P.
1% Limited Partnership Interest                                          Dec. 1991                   10,000              10,000
- -------------------------------                                          ---------                   ------              ------
Spectrix Corporation*
742,304 shares of Preferred Stock                                        June 1989                3,511,351           2,969,216
274,862 shares of Common Stock                                                                      142,681           1,099,448
Warrants to purchase 336,894 shares of Common Stock
    at $.50 per share, expiring between 12/31/97 and 12/2/99                                              0                   0
Warrants to purchase 25,000 shares of Common Stock at
    $5 per share, expiring 12/2/99                                                                        0                   0
Options to purchase 5,000 shares of Common Stock at
    $4 per share, expiring 4/26/96                                                                    6,875                   0
    ------------------------------                                                                    -----                   -
Thunderbird Technologies, Inc.
581,533 shares of Preferred Stock                                        Oct. 1992                  581,533             581,533
Convertible Promissory Note at prime                                                                190,767             190,767
- ------------------------------------                                                                -------             -------

TOTALS                                                                                       $    7,538,861     $     7,448,880
                                                                                             =    =========     =     =========

(A)  Public company

(B) In January 1995, the Partnership sold 20,000 common shares of Cincinnati Bell Inc. for $388,787, realizing a loss of $3,589.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31,



                                                                                                  1995                1994
                                                                                                  ----                ----

INVESTMENT INCOME AND EXPENSES

    Income:
    Interest from short-term investments                                                       $     9,194        $      13,742
    Interest and other income from portfolio investments                                            13,321               14,896
                                                                                                    ------               ------
    Totals                                                                                          22,515               28,638
                                                                                                    ------               ------

    Expenses:
    Management fee - Note 4                                                                         56,025               58,425
    Professional fees                                                                               26,908               29,340
    Mailing and printing                                                                            11,230                2,806
    Independent General Partners' fees - Note 5                                                     10,500               10,500
                                                                                                    ------               ------
    Totals                                                                                         104,663              101,071
                                                                                                   -------              -------

NET INVESTMENT LOSS                                                                                (82,148)             (72,433)

Net realized loss from portfolio investments                                                        (3,589)                   -
                                                                                                    ------                    -

NET REALIZED LOSS FROM OPERATIONS
    (allocable to Partners) - Note 3                                                               (85,737)             (72,433)

Net change in unrealized depreciation of investments                                               136,653             (100,015)
                                                                                                   -------             --------

NET INCREASE (DECREASE) IN NET ASSETS RESULTING
    FROM OPERATIONS                                                                            $    50,916        $    (172,448)
                                                                                               =    ======        =    ========


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31,



                                                                                                  1995                1994
                                                                                                  ----                ----

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $    (82,148)        $    (72,433)

Adjustments to reconcile net investment loss to cash used for operating activities:

Decrease in accrued interest on short-term investments                                              (2,149)               4,233
Increase in accrued interest receivable                                                             (4,749)              (6,561)
Increase (decrease) in payables                                                                      7,901               (6,375)
                                                                                                     -----               ------
Cash used for operating activities                                                                 (81,145)             (81,136)
                                                                                                   -------              -------

CASH FLOWS PROVIDED FROM (USED FOR)
    INVESTING ACTIVITIES

Net return of short-term investments                                                                   165              548,786
Purchase of portfolio investments                                                                 (250,000)            (722,300)
Proceeds from the sale of portfolio investments                                                    396,915                    -
                                                                                                   -------                    -
Cash provided from (used for) investing activities                                                 147,080             (173,514)
                                                                                                   -------             --------

Increase (decrease) in cash and cash equivalents                                                    65,935             (254,650)
Cash and cash equivalents at beginning of period                                                   281,341              744,390
                                                                                                   -------              -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $    347,276         $    489,740
                                                                                              =    =======         =    =======


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Three Months Ended March 31, 1995



                                                                                               Unallocated
                                           Managing       Individual                         Net Unrealized
                                            General         General           Limited        Depreciation of
                                            Partner        Partners          Partners          Investments           Total
Balance at beginning of period           $    85,701       $  3,010       $    8,570,096      $   (226,634)     $     8,432,173

Net investment loss - Note 3                    (813)           (29)             (81,306)                -              (82,148)

Net realized loss from portfolio
investments - Note 3                             (36)            (1)              (3,552)                -               (3,589)

Net change in unrealized
depreciation of investments                        -              -                    -           136,653              136,653
                                                   -              -                    -           -------              -------

Balance at end of period                 $    84,852       $  2,980       $    8,485,238(A)   $    (89,981)     $     8,483,089
                                         =    ======       =  =====       =    =========      =    =======      =     =========


(A)   The net asset  value per  $1,000  unit of  limited  partnership  interest,
      including  an  assumed  allocation  of  net  unrealized   depreciation  of
      investments, is $749.


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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $89,981 at March 31, 1995, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to March 31, 1995, timing differences relating to realized losses totaling $382,000 have been deducted on the Partnership's financial statements and syndication costs relating to the selling of Units totaling $1.2 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


6.     Commitments

The Partnership and other investors of Inn-Room Systems, Inc. have guaranteed a bank loan payable by the company. The Partnership's portion of the guarantee is $72,000.

7.     Interim Financial Statements

In the opinion of WTVI Co., L.P., the managing general partner of the Partnership, the unaudited financial statements at March 31, 1995, and for the three month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the three months ended March 31, 1995, the Partnership made a $250,000 follow-on investment in Spectrix Corporation. From December 1, 1988 (commencement of operations) to March 31, 1995, the Partnership had invested $9.4 million in eight portfolio companies, representing 92% of the original $10.2 million of net proceeds to the Partnership.

At March 31, 1995, the Partnership held $847,000 of cash and short-term investments: $500,000 in short-term securities with maturities of less than one year and $347,000 in an interest-bearing cash account. The Partnership earned $9,000 of interest on such investments for the three months ended March 31, 1995. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

Funds needed to cover the Partnership's future follow-on investments and operating expenses will be obtained from existing cash reserves, interest and other income from portfolio investments and from proceeds received from the sale of portfolio investments.

Results of Operations

For the three months ended March 31, 1995 and 1994, the Partnership had a net realized loss from operations of $86,000 and $72,000, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (investment income less operating expenses).

Investment Income and Expenses - Net investment loss for the three months ended March 31, 1995 and 1994 was $82,000 and $72,000, respectively. The increase in net investment loss for the 1995 period as compared to the 1994 period results from a $6,000 reduction in interest and other investment income earned during the 1995 period and a $4,000 increase in operating expenses for the 1995 period. Interest earned from short-term investments for the three months ended March 31, 1995 and 1994 was $9,000 and $14,000, respectively. This decrease can be attributed to a reduction in the amount available for investment in short-term securities during the 1995 period. Interest and other income from portfolio investments was $13,000 and $15,000 for the three months ended March 31, 1995 and 1994, respectively. This decrease was the result of a decrease in the average amount of funds invested in interest-bearing debt securities of portfolio companies for the 1995 period compared to the same period in 1994.

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at the annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum annual fee of $200,000. The management fee for the three months ended March 31, 1995 and 1994 was $56,000 and $58,000, respectively. To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest received from short-term investments, income earned from portfolio investments and proceeds received from the sale of portfolio investments.

Realized  Gains and Losses from  Portfolio  Investments  - For the three  months ended March 31, 1995, the Partnership had a net realized loss of $3,589 resulting from the sale of 20,000 shares of Cincinnati Bell Inc. common stock in the public market for net proceeds of $388,787. The Partnership had no realized gains or losses from portfolio investments for the three months ended March 31, 1994.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the three months ended March 31, 1995, the Partnership had a $94,000 net unrealized gain resulting from an increase in the public market price of Cincinnati Bell common stock. Additionally during the three month period, $42,000 was transferred from unrealized loss to realized loss due to the sale of 20,000 shares of Cincinnati Bell common stock, as discussed above. The $94,000 net unrealized gain and the $42,000 transfer from unrealized loss to realized loss, resulted in a $137,000 increase in net unrealized appreciation of investments for the three month period.

For the three months ended March 31, 1994, the Partnership had a $100,000 net unrealized loss resulting from a decrease in the public market price of Cincinnati Bell common stock. As a result, the Partnership's net unrealized appreciation of investments decreased by $100,000 for the three month period.

Net Assets - Changes in net asset resulting from operations are comprised of 1) net realized gain or loss from operations and 2) changes in net unrealized appreciation or depreciation of investments.

At March 31, 1995, the Partnership's net assets were $8.5 million, up $51,000 from $8.4 million at December 31, 1994. The $51,000 increase was comprised of the $137,000 increase in net unrealized appreciation of investments and the $86,000 net realized loss from operations for the three month period.

At March 31, 1994, the Partnership net assets were $8.8 million, down $172,000 from $8.9 million at December 31, 1993. The $172,000 decrease was comprised of the $100,000 decrease in net unrealized appreciation of investments and the $72,000 net realized loss from operations for the three month period.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at March 31, 1995 and December 31, 1994 was $749 and $744,
respectively.

                          PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

The 1995 Annual Meeting of Limited Partners is scheduled to be held on June 16, 1995.

Item 5.       Other Information.

On February 2, 1995, the Partnership purchased 62,500 shares of Spectrix Corporation for $250,000.

Item 6.       Exhibits and Reports on Form 8-K.

              (a)   Exhibits

                    (27)   Financial Data Schedule.

              (b) No  reports on Form 8-K have been  filed  during  the  quarter covered by this report.

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



Date:         May 11, 1995