Form 10-Q
period 1995-06-30
WESTFORD TECHNOLOGY VENTURES LP
filed 1995-08-10
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

For the Quarterly Period Ended June 30, 1995

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

                       WESTFORD TECHNOLOGY VENTURES, L.P.

                                     INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1995 (Unaudited) and December 31, 1994

Schedule of Portfolio Investments as of June 30, 1995 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 1995 and 1994 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1995 and 1994 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1995 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.


WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                         June 30, 1995        December 31,
                                                                                          (Unaudited)                1994

ASSETS

Investments - Note 2
   Portfolio investments, at fair value (cost $7,538,861 at
     June 30, 1995 and $7,681,237 at December 31, 1994)                                $    7,524,194          $     7,454,603
   Short-term investments, at amortized cost                                                  499,178                  497,769
Cash and cash equivalents                                                                     262,679                  281,341
Receivable from securities sold (net of unamortized
   discount of $99,425 at June 30, 1995 and $101,530
   at December 31, 1994)                                                                      213,365                  225,760
Accrued interest receivable                                                                    20,051                   11,343
                                                                                               ------                   ------

TOTAL ASSETS                                                                           $    8,519,467          $     8,470,816
                                                                                       =    =========          =     =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                       $       17,807          $        28,143
Due to Independent General Partners - Note 5                                                   10,500                   10,500
                                                                                               ------                   ------
   Total liabilities                                                                           28,307                   38,643
                                                                                               ------                   ------

Partners' Capital:
Managing General Partner                                                                       84,187                   85,701
Individual General Partners                                                                     2,956                    3,010
Limited Partners (11,217 Units)                                                             8,418,684                8,570,096
Unallocated net unrealized depreciation of investments - Note 2                               (14,667)                (226,634)
                                                                                              -------                 --------
   Total partners' capital                                                                  8,491,160                8,432,173
                                                                                            ---------                ---------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                $    8,519,467          $     8,470,816
                                                                                       =    =========          =     =========


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
June 30, 1995


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Cincinnati Bell Inc.(A)
21,673 shares of Common Stock                                            Nov. 1989           $      425,199     $       548,869
-----------------------------                                            ---------           -      -------     -       -------
Cybernetics Systems International Corp.*
100,000 shares of Common Stock                                           Mar. 1990                  224,970             224,970
4,520 shares of Preferred Stock                                                                   1,126,821           1,126,821
Warrants to purchase 78,295 shares of Common Stock
    at $.52 per share, expiring between 12/31/98 and 3/23/00                                            375                 375
    --------------------------------------------------------                                            ---                 ---
Inn-Room Systems, Inc.*
1,342,491 shares of Common Stock                                         Oct. 1989                1,243,686             671,254
Warrants to purchase 206,003 shares of Common Stock at
    $0.01 per share, expiring between 12/31/97 and 6/30/98                                           74,603             100,941
    ------------------------------------------------------                                           ------             -------
Picture Productions, L.P.
1% Limited Partnership Interest                                          Dec. 1991                   10,000              10,000
-------------------------------                                          ---------                   ------              ------
Spectrix Corporation*
742,304 shares of Preferred Stock                                        June 1989                3,511,351           2,969,216
274,862 shares of Common Stock                                                                      142,681           1,099,448
Warrants to purchase 336,894 shares of Common Stock
    at $.50 per share, expiring between 12/31/97 and 12/2/99                                              0                   0
Warrants to purchase 25,000 shares of Common Stock at
    $5 per share, expiring 12/2/99                                                                        0                   0
Options to purchase 5,000 shares of Common Stock at
    $4 per share, expiring 4/26/96                                                                    6,875                   0
    ------------------------------                                                                    -----                   -
Thunderbird Technologies, Inc.
581,533 shares of Preferred Stock                                        Oct. 1992                  581,533             581,533
Convertible Promissory Note at prime due on demand                                                  190,767             190,767
--------------------------------------------------                                                  -------             -------

TOTALS                                                                                       $    7,538,861     $     7,524,194
                                                                                             =    =========     =     =========


(A)  Public company

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                        Three Months Ended              Six Months Ended
                                                                             June 30,                       June 30,

                                                                       1995           1994             1995           1994
                                                                       ----           ----             ----           ----

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                            $    10,509    $      12,727   $     19,703    $      26,469
   Interest and other income (loss) from portfolio
     investments                                                         9,562          (10,913)        22,883            3,983
                                                                         -----          -------         ------            -----
   Totals                                                               20,071            1,814         42,586           30,452
                                                                        ------            -----         ------           ------

   Expenses:
   Management fee - Note 4                                              55,986           56,023        112,011          114,448
   Professional fees                                                    17,957           27,542         44,865           56,882
   Mailing and printing                                                  2,871            3,811         14,101            6,617
   Independent General Partners' fees - Note 5                          10,500           10,500         21,000           21,000
   Miscellaneous                                                             -            1,000              -            1,000
                                                                             -            -----              -            -----
   Totals                                                               87,314           98,876        191,977          199,947
                                                                        ------           ------        -------          -------

NET INVESTMENT LOSS                                                    (67,243)         (97,062)      (149,391)        (169,495)

Net realized loss from portfolio investments                                 -         (384,213)        (3,589)        (384,213)
                                                                             -         --------         ------         --------

NET REALIZED LOSS FROM OPERATIONS
   (allocable to Partners) - Note 3                                    (67,243)        (481,275)      (152,980)        (553,708)

Net change in unrealized depreciation of investments                    75,314          241,669        211,967          141,654
                                                                        ------          -------        -------          -------

NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                       $     8,071    $    (239,606)  $     58,987    $    (412,054)
                                                                   =     =====    =    ========   =     ======    =    ========


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30,



                                                                                                   1995                1994
                                                                                                   ----                ----

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                            $    (149,391)      $    (169,495)

Adjustments to reconcile net investment loss to cash used for operating activities:

(Increase) decrease in accrued interest on short-term investments                                     (1,561)              2,680
(Increase) decrease in accrued interest receivable                                                    (8,708)             12,687
Decrease in payables                                                                                 (10,336)             (3,336)
                                                                                                     -------              ------
Cash used for operating activities                                                                  (169,996)           (157,464)
                                                                                                    --------            --------

CASH FLOWS PROVIDED FROM (USED FOR)
   INVESTING ACTIVITIES

Net return of short-term investments                                                                     152             746,773
Cost of portfolio investments purchased                                                             (250,000)           (872,300)
Proceeds from the sale of portfolio investments                                                      401,182               4,190
                                                                                                     -------               -----
Cash provided from (used for) investing activities                                                   151,334            (121,337)
                                                                                                     -------            --------

Decrease in cash and cash equivalents                                                                (18,662)           (278,801)
Cash and cash equivalents at beginning of period                                                     281,341             744,390
                                                                                                     -------             -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $     262,679       $     465,589
                                                                                               =     =======       =     =======


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Six Months Ended June 30, 1995


                                                                                               Unallocated
                                           Managing       Individual                         Net Unrealized
                                            General         General           Limited        Depreciation of
                                            Partner        Partners          Partners          Investments           Total
Balance at beginning of period           $    85,701       $  3,010       $    8,570,096      $   (226,634)     $     8,432,173

Net investment loss - Note 3                  (1,478)           (53)            (147,860)                -             (149,391)

Net realized loss from portfolio
investments - Note 3                             (36)            (1)              (3,552)                -               (3,589)

Net change in unrealized
depreciation of investments                        -              -                    -           211,967              211,967
                                                   -              -                    -           -------              -------

Balance at end of period                 $    84,187       $  2,956       $    8,418,684(A)   $    (14,667)     $     8,491,160
                                         =    ======       =  =====       =    =========      =    =======      =     =========


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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $14,667 at June 30, 1995, which was recorded for financial statement purposes, was not recognized for tax purposes.

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Additionally, from inception to June 30, 1995, timing differences relating to realized losses totaling $382,000 have been deducted on the Partnership's financial statements and syndication costs relating to the selling of Units totaling $1.2 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes.

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

6.     Interim Financial Statements

In the opinion of WTVI Co., L.P., the managing general partner of the Partnership, the unaudited financial statements at June 30, 1995, and for the three and six month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
At June 30, 1995, the Partnership held $762,000 in cash and short-term investments: $499,000 in short-term securities with maturities of less than one year and $263,000 in an interest-bearing cash account. The Partnership earned $11,000 and $20,000 of interest on such investments for the three and six months ended June 30, 1995, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

Funds needed to cover the Partnership's future follow-on investments and operating expenses will be obtained from existing cash reserves, interest and other income from portfolio investments and proceeds received from the sale of portfolio investments.

Results of Operations

For the three and six months ended June 30, 1995, the Partnership had a net realized loss from operations of $67,000 and $153,000, respectively. For the three and six months ended June 30, 1994, the Partnership had a net realized loss from operations of $481,000 and $554,000, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (investment income less operating expenses).

Investment Income and Expenses - Net investment loss for the three months ended June 30, 1995 and 1994 was $67,000 and $97,000, respectively. The $30,000 improvement in net investment loss for the 1995 period primarily resulted from an $18,000 increase in investment income and a $12,000 reduction in operating expenses for the 1995 period compared to the 1994 period. The increase in investment income primarily was due to the reversal of accrued interest receivable relating to the Partnership's debt investment in Eidetics Incorporated during the 1994 period. The $12,000 reduction in operating expenses was primarily due to a decrease in professional fees incurred during the 1995 period.

Net investment loss for the six months ended June 30, 1995 and 1994 was $149,000 and $169,000, respectively. The $20,000 decrease in net investment loss for the 1995 period was a result of a $12,000 increase in investment income and an $8,000 decrease in operating expenses for the 1995 period compared to the 1994 period.

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at the annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum annual fee of $200,000. The management fee for the three months ended June 30, 1995 and 1994 was $56,000 for both periods. The management fee for the six months ended June 30, 1995 and 1994 was $112,000 and $114,000, respectively. To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest received from short-term investments, income earned from portfolio investments and proceeds received from the sale of portfolio investments.

Realized Gains and Losses from Portfolio Investments - For the three months ended June 30, 1995, the Partnership had no realized gains or losses from portfolio investments. For the six months ended June 30, 1995, the Partnership had a $4,000 net realized loss resulting from the sale of 20,000 shares of Cincinnati Bell Inc. common stock in the public market for $389,000.

For the three and six months ended June 30, 1994, the Partnership had a $384,000 net realized loss from portfolio investments. In April 1994, Eidetics Incorporated was sold in a management buyout for a small cash down payment and future payments based on future cash receipts of the new company for five years from the buyout date. The Partnership realized a $384,000 loss from this transaction in 1994.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the six months ended June 30, 1995, the Partnership had a $170,000 net unrealized gain resulting from an increase in the public market price of Cincinnati Bell common stock. Additionally, for the six month period, $42,000 was transferred from unrealized loss to realized loss relating to the sale of 20,000 shares of Cincinnati Bell common stock, as discussed above. The $170,000 net unrealized gain and the $42,000 transfer to realized loss, resulted in a $212,000 increase in net unrealized appreciation of investments for the six month period.

For the six months ended June 30, 1994, the Partnership had an $83,000 net unrealized loss resulting from a decrease in the public market price of Cincinnati Bell common stock. Additionally, for the six month period, $225,000 was transferred from unrealized loss to realized loss due to the sale of the Partnership's investment in Eidetics, as discussed above. The $83,000 unrealized loss offset by the $225,000 transfer to realized loss, resulted in a $142,000 increase in net unrealized appreciation of investments for the six month period.

Net Assets - Changes in net assets resulting from operations are comprised of 1) net realized gain or loss from operations and 2) changes in net unrealized appreciation or depreciation of investments.

At June 30, 1995, the Partnership's net assets were $8.5 million, up $59,000 from $8.4 million at December 31, 1994. The $59,000 increase was comprised of the $212,000 increase in net unrealized appreciation of investments offset by the $153,000 net realized loss from operations for the six month period.

At June 30, 1994, the Partnership's net assets were $8.5 million, a decrease of $412,000 from $8.9 million at December 31, 1993. The $412,000 decrease was comprised of the $554,000 net realized loss from operations offset by the $142,000 increase in net unrealized appreciation for the six month period.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at June 30, 1995 and December 31, 1994 was $749 and $744,
respectively.

                          PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

The 1995 Annual Meeting of the Limited Partners was held on June 16, 1995. At the meeting, the four Individual General Partners, Jeffrey T. Hamilton, Robert
S. Ames, Alfred M. Bertocchi and George M. Weimer, were elected to continue to serve as Individual General Partners and WTVI Co., L.P. was elected to continue to serve as the Managing General Partner. The following other matters were also voted on and were approved, with the exception of the proposal to amend Paragraph 11.4.1 of the Amended and Restated Agreement of Limited Partnership with respect to hold Annual Meetings of Limited Partners.

                                                                      Affirmative             Negative
                                                                         Votes                  Votes              Abstentions
Approval of the continuance of the
Management Agreement between the
Partnership and the Management Company                                  4,394                  1,020                 347

Ratification of the selection of
BDO Seidman LLP as independent
auditors for the Partnership's fiscal
year ending December 31, 1995                                           4,870                  556                   335

Proposal to amend  Paragraph  11.4.1 of the Amended and  Restated  Agreement  of
Limited  Partnership  with respect to the requirement to hold Annual Meetings of
Limited Partners (requires affirmative votes
from a majority of the outstanding units)                               4,181                  1,240                 340

Item 5.       Other Information.

None.

Item 6.       Exhibits and Reports on Form 8-K.

              (a)   Exhibits

                    (27)   Financial Data Schedule.

              (b) No  reports on Form 8-K have been  filed  during  the  quarter covered by this report.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated.



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



Date:         August 11, 1995