Form 10-Q
period 1995-09-30
WESTFORD TECHNOLOGY VENTURES LP
filed 1995-11-13
CIK 821472

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1995

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to
                             Commission file number 0-16208


                       WESTFORD TECHNOLOGY VENTURES, L.P.
===============================================================================
             (Exact name of registrant as specified in its charter)


Delaware                                                              13-3423417
================================================================================
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

17 Academy Street, 5th Floor
Newark, New Jersey                                                    07102-2905
================================================================================
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (201) 624-2131


Not applicable
================================================================================
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                       WESTFORD TECHNOLOGY VENTURES, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1995 (Unaudited) and December 31, 1994

Schedule of Portfolio Investments as of September 30, 1995 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1995 and 1994 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1995 and 1994 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1995 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.


WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                  September 30, 1995          December 31,
                                                                                         (Unaudited)                 1994

ASSETS

Investments - Note 2
   Portfolio investments, at fair value (cost $7,538,861 at
     September 30, 1995 and $7,681,237 at December 31, 1994)                           $    7,557,245          $     7,454,603
   Short-term investments, at amortized cost                                                  499,138                  497,769
Cash and cash equivalents                                                                     203,879                  281,341
Receivable from securities sold (net of unamortized
   discount of $98,235 at September 30, 1995 and $101,530
   at December 31, 1994)                                                                      202,368                  225,760
Accrued interest receivable                                                                    24,005                   11,343
                                                                                       --------------          ---------------

TOTAL ASSETS                                                                           $    8,486,635          $     8,470,816
                                                                                       ==============          ===============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                       $       16,907          $        28,143
Due to Independent General Partners - Note 5                                                   10,500                   10,500
                                                                                       --------------          ---------------
   Total liabilities                                                                           27,407                   38,643
                                                                                       --------------         ----------------

Partners' Capital:
Managing General Partner                                                                       83,544                   85,701
Individual General Partners                                                                     2,933                    3,010
Limited Partners (11,217 Units)                                                             8,354,367                8,570,096
Unallocated net unrealized appreciation (depreciation)
   of investments - Note 2                                                                     18,384                 (226,634)
                                                                                       --------------           ---------------
     Total partners' capital                                                                8,459,228                8,432,173
                                                                                       --------------          ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                $    8,486,635          $     8,470,816
                                                                                       ==============          ===============


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
September 30, 1995


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Cincinnati Bell Inc.(A)
21,673 shares of Common Stock                                            Nov. 1989           $      425,199     $       581,920
-------------------------------------------------------------------------------------------------------------------------------
Cybernetics Systems International Corp.*
100,000 shares of Common Stock                                           Mar. 1990                  224,970             224,970
4,520 shares of Preferred Stock                                                                   1,126,821           1,126,821
Warrants to purchase 78,295 shares of Common Stock
    at $.52 per share, expiring between 12/31/98 and 3/23/00                                            375                 375
-------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.*
1,342,491 shares of Common Stock                                         Oct. 1989                1,243,686             671,254
Warrants to purchase 206,003 shares of Common Stock at
    $0.01 per share, expiring between 12/31/97 and 6/30/98                                           74,603             100,941
-------------------------------------------------------------------------------------------------------------------------------
Picture Productions, L.P.
1% Limited Partnership Interest                                          Dec. 1991                   10,000              10,000
-------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*
742,304 shares of Preferred Stock                                        June 1989                3,511,351           2,969,216
274,862 shares of Common Stock                                                                      142,681           1,099,448
Warrants to purchase 361,894 shares of Common Stock
    at $.50 per share, expiring between 12/31/97 and 2/1/00                                               0                   0
Warrants to purchase 50,000 shares of Common Stock at
    $5 per share, expiring 12/2/99 and 2/1/00                                                             0                   0
Options to purchase 5,000 shares of Common Stock at
    $4 per share, expiring 4/26/96                                                                    6,875                   0
-------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
581,533 shares of Preferred Stock                                        Oct. 1992                  581,533             581,533
Convertible Promissory Note at prime due on demand                                                  190,767             190,767
-------------------------------------------------------------------------------------------------------------------------------

TOTALS                                                                                       $    7,538,861     $     7,557,245
                                                                                             ==================================


(A) Public company

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                        Three Months Ended                Nine Months Ended
                                                                           September 30,                    September 30,

                                                                       1995           1994             1995           1994
                                                                  --------------   -----------   -------------    --------
INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                           $        9,652   $    13,627   $      29,355    $      40,096
   Interest and other income from portfolio
     investments                                                           9,579        22,916          32,462           26,899
                                                                  --------------   -----------   -------------    -------------
   Totals                                                                 19,231        36,543          61,817           66,995
                                                                  --------------   -----------   -------------    -------------

   Expenses:
   Management fee - Note 4                                                56,001        55,503         168,012          169,951
   Professional fees                                                      12,656        17,079          57,521           73,961
   Mailing and printing                                                    4,057         2,876          18,158            9,493
   Independent General Partners' fees - Note 5                            10,500        10,500          31,500           31,500
   Miscellaneous                                                           1,000             -           1,000            1,000
                                                                  --------------   -----------   -------------    -------------
   Totals                                                                 84,214        85,958         276,191          285,905
                                                                  --------------   -----------   -------------    -------------

NET INVESTMENT LOSS                                                      (64,983)      (49,415)       (214,374)        (218,910)

Net realized loss from portfolio investments                                   -             -          (3,589)        (384,213)
                                                                  --------------   -----------   -------------    -------------

NET REALIZED LOSS FROM OPERATIONS
   (allocable to Partners) - Note 3                                      (64,983)      (49,415)       (217,963)        (603,123)

Net change in unrealized appreciation or depreciation
   of investments                                                         33,051        90,015         245,018          231,669
                                                                  --------------   -----------   -------------    -------------

NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                      $      (31,932)  $    40,600   $      27,055    $    (371,454)
                                                                  ==============   ===========   =============    =============


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30,


                                                                                                     1995             1994
                                                                                               --------------     --------
CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                             $    (214,374)    $    (218,910)

Adjustments to reconcile net investment loss to cash used for operating activities:

(Increase) decrease in accrued interest on short-term investments                                      (1,240)            5,080
Increase in accrued interest receivable                                                               (12,662)             (674)
Increase (decrease) in payables                                                                       (11,236)            4,584
                                                                                                -------------     -------------
Cash used for operating activities                                                                   (239,512)         (209,920)
                                                                                                -------------     -------------

CASH FLOWS PROVIDED FROM (USED FOR)
   INVESTING ACTIVITIES

Net return (purchase) of short-term investments                                                          (129)          745,340
Cost of portfolio investments purchased                                                              (250,000)         (972,300)
Proceeds from the sale of portfolio investments                                                       412,179            10,382
                                                                                                -------------     -------------
Cash provided from (used for) investing activities                                                    162,050          (216,578)
                                                                                                -------------     -------------

Decrease in cash and cash equivalents                                                                 (77,462)         (426,498)
Cash and cash equivalents at beginning of period                                                      281,341           744,390
                                                                                                -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $     203,879     $     317,892
                                                                                                =============     =============


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Nine Months Ended September 30, 1995


                                                                                               Unallocated
                                           Managing       Individual                         Net Unrealized
                                                                                             Appreciation or
                                            General         General           Limited        Depreciation of
                                            Partner        Partners          Partners          Investments           Total
Balance at beginning of period           $    85,701       $  3,010       $    8,570,096      $   (226,634)     $     8,432,173

Net investment loss - Note 3                  (2,121)           (76)            (212,177)                -             (214,374)

Net realized loss from portfolio
investments - Note 3                             (36)            (1)              (3,552)                -               (3,589)

Net change in unrealized
appreciation or depreciation
of investments                                     -              -                    -           245,018              245,018
                                         -----------       --------       --------------      ------------      ---------------

Balance at end of period                 $    83,544       $  2,933       $    8,354,367(A)   $     18,384      $     8,459,228
                                         ===========       ========       ==============      ============      ===============


(A)  The net asset  value  per  $1,000  unit of  limited  partnership  interest,
     including  an  assumed   allocation  of  net  unrealized   appreciation  of
     investments, is $746.


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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $18,384 at September 30, 1995, which was recorded for financial statement purposes, was not recognized for tax purposes.

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Additionally, from inception to September 30, 1995, timing differences relating to realized losses totaling $382,000 have been deducted on the Partnership's financial statements and syndication costs relating to the selling of Units totaling $1.2 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes.

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

6.     Interim Financial Statements

In the opinion of WTVI Co., L.P., the managing general partner of the Partnership, the unaudited financial statements at September 30, 1995, and for the three and nine month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
At September 30, 1995, the Partnership held $703,000 in cash and short-term investments: $499,000 in short-term securities with maturities of less than one year and $204,000 in an interest-bearing cash account. The Partnership earned $10,000 and $29,000 of interest from such investments for the three and nine months ended September 30, 1995, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

The Partnership does not intend to make investments in new portfolio companies but may make follow-on investments in existing portfolio companies. Funds needed to cover the Partnership's future follow-on investments and operating expenses will be obtained from existing cash reserves, interest and other income from portfolio investments and proceeds received from the sale of portfolio investments.

Results of Operations

For the three and nine months ended September 30, 1995, the Partnership had a net realized loss from operations of $65,000 and $218,000, respectively. For the three and nine months ended September 30, 1994, the Partnership had a net realized loss from operations of $49,000 and $603,000, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (investment income less operating expenses).

Investment Income and Expenses - Net investment loss for the three months ended September 30, 1995 and 1994 was $65,000 and $49,000, respectively. The $16,000 increase in net investment loss for the 1995 period primarily resulted from a decrease in investment income for the 1995 period compared to the same period in 1994. Interest and other income from portfolio investments decreased $13,000 for the 1995 period compared to the 1994 period. This decrease primarily was due to the reduced amount invested in interest bearing debt securities of portfolio companies during the 1995 period compared to the 1994 period. Additionally, interest from short-term investments decreased $4,000 for the 1995 period compared to the same period in 1994 due to a reduction in amounts available for investment in short-term securities during the 1995 period.

Net investment loss for the nine months ended September 30, 1995 and 1994 was $214,000 and $219,000, respectively. The $5,000 decrease in net investment loss for the 1995 period was a result of a $5,000 decrease in investment income and a $10,000 decrease in operating expenses for the 1995 period compared to the 1994 period.

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at the annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum annual fee of $200,000. The management fee for the three months ended September 30, 1995 and 1994 was $56,000 for both periods. The management fee for the nine months ended September 30, 1995 and 1994 was $168,000 and $170,000, respectively. To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest received from short-term investments, income earned from portfolio investments and proceeds received from the sale of portfolio investments.

Realized Gains and Losses from Portfolio Investments - For the three months ended September 30, 1995, the Partnership had no realized gains or losses from portfolio investments. For the nine months ended September 30, 1995, the Partnership had a $4,000 net realized loss resulting from the sale of 20,000 shares of Cincinnati Bell Inc. common stock in the public market for $389,000.

For the three months ended September 30, 1994, the Partnership had no realized gains or losses from portfolio investments. During the nine months ended September 30, 1994, Eidetics Incorporated was sold in a management buyout for a small cash down payment and future payments based on the cash receipts of the new company for five years from the buyout date. The Partnership realized a $384,000 loss from this transaction.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the nine months ended September 30, 1995, the Partnership had a $203,000 net unrealized gain resulting from an increase in the public market price of Cincinnati Bell common stock. Additionally, for the nine month period, $42,000 was transferred from unrealized loss to realized loss due to the sale of 20,000 shares of Cincinnati Bell common stock, as discussed above. The $203,000 net unrealized gain and the $42,000 transfer to realized loss resulted in a $245,000 increase in net unrealized appreciation of investments for the nine month period.

For the nine months ended September 30, 1994, the Partnership had a $7,000 net unrealized gain primarily resulting from an increase in the public market price of Cincinnati Bell common stock. Additionally for the nine month period, $225,000 of unrealized loss was transferred to realized loss due to the sale of the Partnership's investment in Eidetics, as discussed above. The $225,000 transfer from unrealized to realized loss and the $7,000 unrealized gain resulted in a $232,000 increase in net unrealized appreciation of investments for the nine month period.

Net Assets - Changes in net assets resulting from operations are comprised of 1) net realized gain or loss from operations and 2) changes in net unrealized appreciation or depreciation of investments.

At September 30, 1995, the Partnership's net assets were $8.5 million, up $27,000 from $8.4 million at December 31, 1994. The $27,000 increase was comprised of the $245,000 increase in net unrealized appreciation of investments offset by the $218,000 net realized loss from operations for the nine month period.

At September 30, 1994, the Partnership's net assets were $8.6 million, a decrease of $371,000 from $8.9 million at December 31, 1993. The $371,000 decrease was the result of the $603,000 net realized loss from operations offset by the $232,000 increase in net unrealized appreciation of investments for the nine month period.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at September 30, 1995 and December 31, 1994 was $746 and $744, respectively.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

None.

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



Date:         November 13 , 1995