Form 10-K
period 1995-12-31
WESTFORD TECHNOLOGY VENTURES LP
filed 1996-03-28
CIK 821472

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 (Fee Required)

For the Fiscal Year Ended December 31, 1995

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 (No Fee Required)

For the transition period from                  to
                             Commission file number 0-16208


                       WESTFORD TECHNOLOGY VENTURES, L.P.
================================================================================
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

                      Units of Limited Partnership Interest
================================================================================
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 18, 1996, 11,204 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.







                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the definitive proxy statement relating to the 1996 Annual Meeting of the Limited Partners of the Registrant, to be held on June 21, 1996 (the "Annual Meeting Proxy Statement") are incorporated herein by reference in Part III hereof. The Annual Meeting Proxy Statement will be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1995.

Portions of the Registrant's Form 10-Q for the quarter ended March 31, 1995 filed with the Securities and Exchange Commission on May 15, 1995 are incorporated by reference in Part I hereof.

                                     PART I


Item 1.       Business.

Formation

Westford Technology Ventures, L.P. (the "Partnership") is a Delaware limited partnership formed on September 3, 1987. WTVI Co., L.P., the managing general partner of the Partnership (the "Managing General Partner"), and four individuals (the "Individual General Partners") are the general partners of the Partnership. Hamilton Capital Management Inc. (the "Management Company") is the general partner of the Managing General Partner and the Partnership's management company. The Partnership began its principal operations on December 1, 1988.

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

The Venture Capital Investments

During the year ended December 31, 1995, the Partnership invested $336,000 in three existing portfolio companies. From its inception to December 31, 1995, the Partnership had invested $9.5 million, in eight portfolio investments, representing approximately 93% of the original net proceeds of $10.2 million available for investment in venture situations. At December 31, 1995, the Partnership had active investments in five portfolio companies with an aggregate cost of $7.6 million and a fair value of $10.1 million. As of December 31, 1995, the Partnership had fully or partially liquidated investments with an aggregate cost of $1.9 million. These liquidated investments returned $774,000, resulting in a cumulative net realized loss of $1.1 million. From its inception to December 31, 1995, the Partnership had a cumulative net loss from its venture capital investments of $702,000, including $396,000 of cumulative interest and dividend income earned from portfolio investments.

On February 2, 1995, the Partnership purchased 62,500 shares of Spectrix Corporation for $250,000.

In November and December 1995, the Partnership purchased demand notes of Inn-Room Systems, Inc. aggregating $70,000. Such notes bear interest at prime plus 1%.

In December 1995, the Partnership exchanged its $190,767 promissory note due from Thunderbird Technologies, Inc. along with $16,496 of accrued interest into 207,263 shares of preferred stock of the company.

On March 1, 1996, Cybernetics Systems International, Inc. merged with EIS International, Inc., a public company. In exchange for its Cybernetics holdings, the Partnership will receive $460,245 in cash, 206,267 shares of EIS common stock and warrants to purchase 29,015 shares of EIS common stock at $1.41 per share. Of the total merger consideration, $32,985 of cash and 16,682 shares of EIS common stock are being held in escrow, the release of which is contingent upon certain events. At December 31, 1995, the fair value of the Partnership's investment in Cybernetics reflects the value of the merger consideration less a discount for sales restrictions and other contingencies.

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

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the calendar year covered by this report.


                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

There is no established public trading market for the Units and it is not anticipated that any public market for the Units will develop. Consequently, Limited Partners cannot easily liquidate their investment. Several independent broker/dealers provide an informal secondary market for limited partnership interests. Units of limited partnership interest of the Partnership have traded through this market on a limited basis. Transfers of Units are subject to certain restrictions in the Partnership Agreement and also may be affected by restrictions on resale imposed by the laws of certain states.

The approximate number of holders of Units as of March 18, 1996 is 1,850. The Managing General Partner and the four Individual General Partners of the Partnership also hold interests in the Partnership. See Item 12 of this report "Security Ownership of Certain Beneficial Owners and Management".

The Partnership did not make any distributions to its Partners in 1995, 1994 or 1993 and has not made any cash distributions to Partners since its inception.

Item 6.       Selected Financial Data.

($ In Thousands, Except For Per Unit Information)

                                                                           Years Ended December 31,

                                                            1995           1994            1993           1992         1991
                                                          --------       ---------      ---------       --------     ------
Net investment income (loss)                              $   (318)      $    (295)     $    (269)      $   (134)    $      (69)

Realized loss on investments                                   (14)           (384)             -           (700)             -

Net change in unrealized appreciation or
depreciation of investments                                  2,674             180             95            (35)          (425)

Net increase (decrease) in net assets
resulting from operations                                    2,343            (500)          (173)          (869)          (493)

Net assets                                                  10,775           8,432          8,932          9,105          9,974

Net unrealized appreciation (depreciation)
of portfolio investments                                     2,448            (227)          (406)          (501)          (467)

Cost of portfolio investments purchased                        336           1,464          1,143          1,150          1,523

Cumulative cost of portfolio investments                     9,487           9,151          7,687          6,544          5,394

PER UNIT OF LIMITED
PARTNERSHIP INTEREST

Net asset value, including net unrealized
appreciation (depreciation) of investments                 $   920        $    744       $    788        $   803       $    880

Net investment income (loss)                                   (28)            (26)           (24)           (14)            (8)

Realized loss on investments                                    (1)            (34)             -            (58)             -

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At December 31, 1995, the Partnership held $350,000 in short-term securities with maturities of less than one year and $207,000 of cash in an interest-bearing cash account. The Partnership earned $37,000, $53,000 and $89,000 of interest from such investments for the years ended December 31, 1995, 1994 and 1993, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

During 1995, the Partnership invested $336,000 in three existing portfolio companies. From its inception to December 31, 1995, the Partnership had invested $9.5 million in eight venture capital investments, representing 93% of the $10.2 million of original net proceeds to the Partnership.

Funds needed to cover the Partnership's future follow-on investments and operating expenses will be obtained from existing cash reserves, interest and other income from portfolio investments and proceeds from the sale of portfolio investments.

Results of Operations

For the years ended December 31, 1995, 1994 and 1993, the Partnership had a net realized loss from operations of $332,000, $679,000 and $269,000, respectively. Net realized gain or loss from operations is comprised of (1) net realized gains or losses from portfolio investments and (2) net investment income or loss (interest and dividend income less operating expenses).

Realized  Gains and  Losses  from  Portfolio  Investments  - For the year  ended
December 31, 1995, the Partnership had a $14,000 net realized loss from its portfolio investments. In February 1995, the Partnership sold 20,000 shares of Cincinnati Bell Inc. in the public market for $389,000, realizing a loss of $4,000. On December 31, 1995, the Partnership wrote-off the remaining cost of its 1% limited partnership interest in Picture Productions, L.P., resulting in a realized loss of $10,000.

For the year ended December 31, 1994, the Partnership had a $384,000 realized loss resulting from the sale of its investment in Eidetics Incorporated. The Partnership sold its Eidetics holdings, along with other former owners of Eidetics, as part of a management buyout of the company completed in April 1994. The Partnership received a $4,190 cash down payment, with potential future payments to be determined by the actual cash receipts of the new company for five years from the buyout date. Through December 31, 1995, the Partnership had received additional payments totaling $61,000 relating to the Eidetics buyout.

The Partnership had no realized gains or losses from portfolio investments for the year ended December 31, 1993.

Investment Income and Expenses - Net investment loss for the years ended December 31, 1995, 1994 and 1993 was $318,000, $295,000 and $269,000,
respectively. The $23,000 increase in net investment loss for 1995 compared to 1994 primarily resulted from a $17,000 decrease in interest earned from short-term investments and a $9,000 decrease in interest and dividend income from portfolio investments. Operating expenses remained relatively flat from 1995 to 1994 with a $9,000 decrease in professional fees being offset by a $7,000 increase in other expenses. The decrease in interest from short-term investments was due to a reduction in funds available to invest in such securities for 1995 compared to 1994. The decrease in interest and dividend income from portfolio investments for 1995 compared to 1994 primarily resulted from a reduction in dividends received from Cincinnati Bell due to the sale of 20,000 shares in February 1995, as discussed above.

The $26,000 increase in net investment loss for 1994 compared to 1993 was the result of an $80,000 decrease in investment income for 1994 which was only partially offset by a $54,000 reduction in operating expenses for 1994. Interest earned from short-term investments declined $36,000 for 1994, from $89,000 in 1993 to $53,000 in 1994. This decrease primarily was the result of a reduction in the amount of funds invested in such securities during 1994 compared to 1993. Interest and dividend income from portfolio investments declined $45,000 for 1994, from $86,000 in 1993 to $41,000 in 1994. This decrease primarily was due to the reversal, during 1994, of $30,000 of accrued interest due from Eidetics. This receivable was written-off in connection with the sale of the Partnership's investment in Eidetics, as discussed above. The $54,000 decline in operating expenses for 1994 compared to 1993, primarily is attributable to $61,000 of amortization expense included in 1993. Organizational costs of $332,000 were amortized over a five year period which was completed on December 1, 1993.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum annual fee of $200,000. The management fee for the years ended December 31, 1995, 1994 and 1993 was $224,000, $226,000 and $234,000,
respectively. To the extent possible, the management fee and other expenses incurred by the Partnership are paid with funds provided from operations. Funds provided from operations for the periods discussed, primarily were obtained from interest received from short-term investments and interest and other income earned from portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Portfolio Investments - For the year ended December 31, 1995, the Partnership had a $2.6 million net unrealized gain primarily resulting from the upward revaluation of its investment in Cybernetics Systems International, Inc. Additionally during
1995, $42,000 of unrealized losses were reversed due to the sale of 20,000 shares of Cincinnati Bell common stock. The $2.6 million net unrealized gain combined with the $42,000 transfer from unrealized loss to realized loss resulted in a $2.7 million increase in net unrealized appreciation of investments for 1995.

For the year ended December 31, 1994, the Partnership had a $45,000 net unrealized loss primarily resulting from a decrease in the public market price of Cincinnati Bell Inc.'s common stock. Additionally during 1994, $225,000 was transferred from unrealized loss to realized loss due to the sale of the Partnership's investment in Eidetics, as discussed above. The $225,000 transfer from unrealized loss to realized loss offset by the additional $45,000 unrealized loss resulted in a $180,000 increase in net unrealized appreciation of investments for 1994.

For the year ended December 31, 1993, the Partnership had a $95,000 net unrealized gain from its portfolio investments resulting from the net upward revaluation of certain portfolio investments.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(1) net realized gain or loss from operations and (2) changes in net unrealized appreciation or depreciation of portfolio investments. For the year ended December 31, 1995, the Partnership had a net increase in net assets resulting from operations of $2.3 million. For the years ended December 31, 1994 and 1993, the Partnership had a net decrease in net assets resulting from operations of $500,000 and $173,000, respectively.

At December 31, 1995, the Partnership's net assets were $10.8 million, up $2.3 million from $8.4 million at December 31, 1994. The $2.3 million increase was comprised of the $2.7 million increase in unrealized appreciation of investments offset by the $332,000 net realized loss from operations for 1995.

At December 31, 1994, the Partnership's net assets were $8.4 million, down $500,000 from $8.9 million at December 31, 1993. The $500,000 decrease was comprised of the $679,000 net realized loss from operations offset by the $180,000 increase in unrealized appreciation of investments for 1994.

At December 31, 1993, the Partnership's net assets were $8.9 million, down $173,000 from $9.1 million at December 31, 1992. This decrease was comprised of the $269,000 net realized loss from operations offset by the $95,000 increase in unrealized appreciation of investments for 1993.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at December 31, 1995, 1994 and 1993 was $920, $744 and $788,
respectively.

Item 8.       Financial Statements and Supplementary Data.

                       WESTFORD TECHNOLOGY VENTURES, L.P.
                                      INDEX

Report of Independent Certified Public Accountants - BDO Seidman, LLP Independent Auditors' Report - Deloitte & Touche LLP

Balance Sheets as of December 31, 1995 and 1994

Schedule of Portfolio Investments as of December 31, 1995 Schedule of Portfolio Investments as of December 31, 1994

Statements of Operations for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

Statements of Changes in Partners' Capital for the years ended December 31, 1993, 1994 and 1995

Notes to Financial Statements

NOTE - All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Westford Technology Ventures, L.P.


We have audited the accompanying balance sheets of Westford Technology Ventures, L.P. (the "Partnership"), including the schedule of portfolio investments, as of December 31, 1995 and 1994, and the related statements of operations, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned at December 31, 1995 and 1994 with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westford Technology Ventures, L.P. at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include investments valued at $9,324,704 and $6,725,325 at December 31, 1995 and 1994, respectively, representing 87% and 80% of partners' capital, respectively, whose values have been estimated by the managing general partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the managing general partner in arriving at its estimates of value of such investments and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.


BDO Seidman


New York, New York
March 8, 1996

INDEPENDENT AUDITORS' REPORT




Westford Technology Ventures, L.P.


We have audited the statements of operations, cash flows, and changes in partners' capital of Westford Technology Ventures, L.P. (the "Partnership") for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations, cash flows and the changes in partners' capital of Westford Technology Ventures, L.P. for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

The 1993 financial statements include securities valued at $5,682,293, representing 64% of net assets, whose values were estimated by the Managing General Partner in the absence of readily ascertainable market values. We reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such securities and we inspected underlying documentation, and, in the circumstances, we believe the procedures were reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may have differed significantly from the values that would have been used had a ready market for the securities existed, and the differences could have been material.


Deloitte & Touche LLP


New York, New York
February 22, 1994

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS
December 31,


                                                                                                 1995                1994
                                                                                            ---------------     ---------

ASSETS

Investments - Note 2
   Portfolio investments, at fair value (cost $7,615,357 at
     December 31, 1995 and $7,681,237 at December 31, 1994)                                 $    10,063,211     $     7,454,603
   Short-term investments, at amortized cost - Note 6                                               349,553             497,769
Cash and cash equivalents                                                                           206,504             281,341
Receivable from securities sold (net of unamortized discount of
   $96,957 at December 31, 1995 and $101,530 at December 31, 1994)                                  195,724             225,760
Accrued interest receivable                                                                           1,546              11,343
                                                                                            ---------------     ---------------

TOTAL ASSETS                                                                                $    10,816,538     $     8,470,816
                                                                                            ===============     ===============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                            $        31,259     $        28,143
Due to Independent General Partners - Note 5                                                         10,500              10,500
                                                                                            ---------------     ---------------
   Total Liabilities                                                                                 41,759              38,643
                                                                                            ---------------     ---------------

Partners' Capital:
Managing General Partner                                                                             82,416              85,701
Individual General Partners                                                                           2,893               3,010
Limited Partners (11,217 Units)                                                                   8,241,616           8,570,096
Unallocated net unrealized appreciation (depreciation) of
   investments - Note 2                                                                           2,447,854            (226,634)
                                                                                            ---------------     ---------------
   Total Partners' Capital                                                                       10,774,779           8,432,173
                                                                                            ---------------     ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $    10,816,538     $     8,470,816
                                                                                            ===============     ===============


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1995


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value

Cincinnati Bell Inc.(A)(B)
21,673 shares of Common Stock                                            Nov. 1989            $     425,199     $       738,507
-------------------------------------------------------------------------------------------------------------------------------
Cybernetics Systems International Corp.*(C)
100,000 shares of Common Stock                                           Mar. 1990                  224,970             581,872
4,520 shares of Preferred Stock                                                                   1,126,821           2,604,708
Warrants to purchase 78,295 shares of Common Stock
   at $.52 per share, expiring between 12/31/98 and 3/23/00                                             375             438,469
-------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.*
1,342,491 shares of Common Stock                                         Oct. 1989                1,243,686             671,254
Demand Promissory Notes at 1% plus prime                                                             70,000              70,000
Warrants to purchase 206,003 shares of Common Stock at
   $0.01 per share, expiring between 12/31/97 and 6/30/98                                            74,603             100,941
-------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*
742,304 shares of Preferred Stock                                        June 1989                3,511,351           2,969,216
274,862 shares of Common Stock                                                                      142,681           1,099,448
Warrants to purchase 361,894 shares of Common Stock
   at $.50 per share, expiring between 12/31/97 and 2/1/00                                                0                   0
Warrants to purchase 50,000 shares of Common Stock at
   $5 per share, expiring 12/2/99 and 2/1/00                                                              0                   0
Options to purchase 5,000 shares of Common Stock at
   $4 per share, expiring 4/26/96                                                                     6,875                   0
-------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.(D)
788,796 shares of Preferred Stock                                        Oct. 1992                  788,796             788,796
-------------------------------------------------------------------------------------------------------------------------------

TOTALS(E)                                                                                     $   7,615,357     $    10,063,211
                                                                                              =================================

(A) Public company
(B) In February 1995, the Partnership sold 20,000 common shares of Cincinnati Bell Inc. for $388,787, realizing a loss of $3,589.
(C) On March 1, 1996, EIS International, Inc., a public company, completed its merger with Cybernetics Systems International, Inc. In exchange for its Cybernetics holdings, the Partnership will receive $460,245 in cash, 206,267 shares of restricted EIS common stock and warrants to purchase 29,015 shares of EIS common stock at $1.41 per share. Of the total merger consideration, $32,985 of cash and 16,682 shares of EIS common stock are being held in escrow, the release of which is contingent upon certain events.
(D) In December 1995, the Partnership exchanged its $190,767 promissory note due from Thunderbird Technologies, Inc. along with $16,496 of accrued interest into 207,263 shares of preferred stock of the company.
(E) On December 31, 1995, the Partnership wrote-off its investment in Picture Productions, L.P., realizing a loss of $10,000. * May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.
See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1994


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value

Cincinnati Bell Inc.(A)
41,673 shares of Common Stock                                            Nov. 1989           $      817,575     $       729,278
-------------------------------------------------------------------------------------------------------------------------------
Cybernetics Systems International Corp.*
100,000 shares of Common Stock                                           Mar. 1990                  224,970             224,970
4,520 shares of Preferred Stock                                                                   1,126,821           1,126,821
Warrants to purchase 78,295 shares of Common Stock
   at $.52 per share, expiring between 12/31/98 and 3/23/00                                             375                 375
-------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.*
1,342,491 shares of Common Stock                                         Oct. 1989                1,243,686             671,254
Warrants to purchase 206,003 shares of Common Stock at
   $0.01 per share, expiring between 12/31/97 and 6/30/98                                            74,603             100,941
-------------------------------------------------------------------------------------------------------------------------------
Picture Productions, L.P.
1% Limited Partnership Interest                                          Dec. 1991                   10,000              10,000
-------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*
679,804 shares of Preferred Stock                                        June 1989                3,261,351           2,719,216
274,862 shares of Common Stock                                                                      142,681           1,099,448
Warrants to purchase 336,894 shares of Common Stock
   at $.50 per share, expiring between 12/31/97 and 12/2/99                                               0                   0
Warrants to purchase 25,000 shares of Common Stock at
   $5 per share, expiring 12/2/99                                                                         0                   0
Options to purchase 5,000 shares of Common Stock at
   $4 per share, expiring 4/26/96                                                                     6,875                   0
-------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
581,533 shares of Preferred Stock                                        Oct. 1992                  581,533             581,533
Convertible Promissory Note at prime                                                                190,767             190,767
-------------------------------------------------------------------------------------------------------------------------------

TOTALS                                                                                       $    7,681,237     $     7,454,603
                                                                                             ==================================


(A) Public company

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                                 1995              1994               1993
                                                                           --------------      -------------      --------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                    $       36,711      $      53,353      $      89,186
   Interest and dividend income from portfolio investments                         32,112             41,290             86,076
                                                                           --------------      -------------      -------------
   Total investment income                                                         68,823             94,643            175,262
                                                                           --------------      -------------      -------------

   Expenses:

   Management fee - Note 4                                                        224,013            225,976            233,700
   Professional fees                                                               97,948            107,406             86,226
   Independent General Partners' fees - Note 5                                     42,000             42,000             42,000
   Mailing and printing                                                            22,155             13,181             20,587
   Amortization of deferred organizational costs - Note 2                               -                  -             61,395
   Miscellaneous                                                                    1,000              1,000                  -
                                                                           --------------      -------------      -------------
   Total expenses                                                                 387,116            389,563            443,908
                                                                           --------------      -------------      -------------

NET INVESTMENT LOSS                                                              (318,293)          (294,920)          (268,646)

Net realized loss from portfolio investments                                      (13,589)          (384,213)                 -
                                                                           --------------      -------------      -------------

NET REALIZED LOSS FROM OPERATIONS
   (allocable to Partners) - Note 3                                              (331,882)          (679,133)          (268,646)

Net change in unrealized appreciation (depreciation)
   of investments                                                               2,674,488            179,578             95,244
                                                                           --------------      -------------      -------------

NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                               $    2,342,606      $    (499,555)     $    (173,402)
                                                                           ==============      =============      =============


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,


                                                                                 1995             1994                1993
                                                                            -------------     --------------    ----------

CASH FLOWS USED FOR OPERATING ACTIVITIES
Net investment loss                                                         $    (318,293)    $     (294,920)   $      (268,646)

Adjustments to reconcile net investment loss to cash used for operating activities:

Amortization of deferred organizational costs                                           -                  -             61,395
(Increase) decrease in accrued interest on short-term
   investments                                                                     (1,147)             6,015              8,910
Decrease in accrued interest and other receivables                                  9,227             26,977             57,579
Increase (decrease) in payables                                                     3,116            (10,826)            11,221
                                                                            -------------     --------------    ---------------
Cash used for operating activities                                               (307,097)          (272,754)          (129,541)
                                                                            -------------     --------------    ---------------

CASH PROVIDED FROM (USED FOR) INVESTING
   ACTIVITIES

Net return from short-term investments                                            149,363          1,243,877          1,934,686
Cost of portfolio investments purchased                                          (336,496)        (1,463,907)        (1,142,939)
Proceeds from the sale of portfolio investments                                   419,393             29,735                  -
                                                                            -------------     --------------    ---------------
Cash provided from (used for) investing activities                                232,260           (190,295)           791,747
                                                                            -------------     --------------    ---------------

Increase (decrease) in cash and cash equivalents                                  (74,837)          (463,049)           662,206
Cash and cash equivalents at beginning of period                                  281,341            744,390             82,184
                                                                            -------------     --------------    ---------------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                                $     206,504     $      281,341    $       744,390
                                                                            =============     ==============    ===============


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1993, 1994 and 1995


                                                                                               Unallocated
                                                                                             Net Unrealized
                                             Managing      Individual                         Appreciation
                                              General        General          Limited        (Depreciation)
                                              Partner       Partners         Partners        of Investments          Total
Balance at December 31, 1992              $    95,082       $   3,345     $    9,508,159     $     (501,456)   $      9,105,130

Net investment loss - Note 3                   (2,659)            (95)          (265,892)                 -            (268,646)

Net change in unrealized
depreciation of investments                         -               -                  -             95,244              95,244
                                          -----------       ---------     --------------     --------------    ----------------

Balance at December 31, 1993                   92,423           3,250          9,242,267(A)        (406,212)          8,931,728

Net investment loss - Note 3                   (2,919)           (104)          (291,897)                 -            (294,920)

Net realized loss from portfolio
investments - Note 3                           (3,803)           (136)          (380,274)                 -            (384,213)

Net change in unrealized
depreciation of investments                         -               -                  -            179,578             179,578
                                          -----------       ---------     --------------     --------------    ----------------

Balance at December 31, 1994                   85,701           3,010          8,570,096(A)        (226,634)          8,432,173

Net investment loss - Note 3                   (3,151)           (112)          (315,030)                 -            (318,293)

Net realized loss from
portfolio investments - Note 3                   (134)             (5)           (13,450)                 -             (13,589)

Net change in unrealized
appreciation of investments                         -               -                  -          2,674,488           2,674,488
                                          -----------       ---------     --------------     --------------    ----------------

Balance at December 31, 1995              $    82,416       $   2,893     $    8,241,616(A)  $    2,447,854    $     10,774,779
                                          ===========       =========     ==============     ==============    ================

(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation (depreciation) of investments, was $920, $744 and $788 at December 31, 1995, 1994 and 1993,
     respectively.

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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS


Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date the Partnership obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis.

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $2.4 million at December 31, 1995, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to December 31, 1995, timing differences relating to realized losses totaling $390,000 have been deducted on the Partnership's financial statements and syndication costs relating to the selling of Units totaling $1.2 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes.

Statements of Cash Flows - The Partnership considers cash held in its interest bearing cash account to be cash equivalents.

Organizational Costs - Organizational costs of $331,596 were amortized over a sixty-month period which commenced on December 1, -1988.

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

4.     Related Party Transactions

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. For these services, the Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum fee of $200,000 per annum. Such fee is determined quarterly and paid monthly.

5.     Independent General Partners' Fees

As compensation for services rendered to the Partnership, each of the three Independent General Partners receives $10,000 annually in quarterly installments and $1,000 for each meeting of the Independent General Partners attended, plus out-of-pocket expenses.

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS


6.     Short-Term Investments

At December 31, 1995 and 1994, the Partnership had investments in commercial paper as detailed below.

                                                             Maturity         Purchase           Amortized
Issuer                                           Yield         Date             Price              Cost            Face Amount
December 31, 1995:
General Electric Capital Corporation            5.74%           1/8/96     $    348,158        $    349,553        $    350,000
                                                                           ------------        ------------        ------------

December 31, 1994:
Ford Motor Credit Corporation                   5.95%          1/27/95     $    497,521        $    497,769        $    500,000
                                                                           ------------        ------------        ------------

7.     Classification of Portfolio Investments

As of December 31, 1995, the Partnership's investments were categorized as follows:

Type of Investments                                        Cost                   Fair Value               % of Net Assets*
-------------------                                   ---------------           ---------------            ----------------
Preferred Stock                                       $     5,426,968           $     6,362,720               59.05%
Common Stock                                                2,118,389                 3,630,491               33.69%
Debt Securities                                                70,000                    70,000              .65%
                                                      ---------------           ---------------          --------

Total                                                 $     7,615,357           $    10,063,211               93.39%
                                                      ===============           ===============               ======

Country/Geographic Region
Midwestern U.S.                                       $     5,474,395           $     5,649,366               52.43%
Eastern U.S.                                                2,140,962                 4,413,845               40.96%
                                                      ---------------           ---------------               ------

Total                                                 $     7,615,357           $    10,063,211               93.39%
                                                      ===============           ===============               ======

Industry
Wireless Communications                               $     3,660,907           $     4,068,664               37.76%
Computer Software                                           1,352,166                 3,625,049               33.64%
Vending Equipment                                           1,388,289                   842,195                7.82%
Semiconductors                                                788,796                   788,796                7.32%
Utilities                                                     425,199                   738,507                6.85%
                                                      ---------------           ---------------              -------

Total                                                 $     7,615,357           $    10,063,211               93.39%
                                                      ===============           ===============               ======

* Percentage of net assets is based on fair value.

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS


8.     Subsequent Events

On March 1, 1996, Cybernetics Systems International, Inc. merged with EIS International, Inc., a public company. In exchange for its Cybernetics holdings, the Partnership will receive $460,245 in cash, 206,267 shares of EIS common stock and warrants to purchase 29,015 shares of EIS common stock at $1.41 per share. Of the total merger consideration, $32,985 of cash and 16,682 shares of EIS common stock are being held in escrow, the release of which is contingent upon certain events. At December 31, 1995, the fair value of the Partnership's investment in Cybernetics reflects the value of the merger consideration less a discount for sales restrictions and other contingencies.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

The Partnership

The information set forth under the caption "Election of General Partners" in the Annual Meeting Proxy Statement is incorporated herein by reference.

The Management Company

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership pursuant to the Management Agreement between the Partnership and the Management Company. At March 18, 1996, the directors and executive officers of the Management Company are:

Name and Age  Position Held                        Date Elected as a Director

Jeffrey T. Hamilton (58)                           President, Secretary &                        September 3, 1987
                                                   Chairman of the Board of Directors

Louise M. Hamilton (55)                            Director                                      August 23, 1991

Susan J. Trammell (41)                             Treasurer, Director                           February 27, 1991

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

As of March 18, 1996, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. Mr. Ames, an Individual General Partner of the Partnership, owns 10 Units and Ms. Trammell, the Treasurer and Director of the Management Company, owns 3 Units. The Individual General Partners and the directors and officers of the Management Company as a group own thirteen Units or less than one percent of the total Units outstanding.

The Partnership is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Partnership.

Item 13.      Certain Relationships and Related Transactions.

Not applicable.

                                     PART IV

Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)           1.  Financial Statements

                    Report of Independent Certified Public Accountants - BDO Seidman, LLP Independent Auditors' Report - Deloitte & Touche LLP

                  Balance Sheets as of December 31, 1995 and 1994

                  Schedule of Portfolio Investments as of December 31, 1995 Schedule of Portfolio Investments as of December 31, 1994

                    Statements of Operations for the years ended December 31, 1995, 1994 and 1993

                    Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

                    Statements of Changes in Partners' Capital for the years ended December 31, 1993, 1994 and 1995

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

                  27     Financial Data Schedule.

(b) No reports on Form 8-K have been filed during the fourth quarter of the fiscal year covered by this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated on the 18th day of March 1996.


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