Form 10-Q
period 1996-03-31
WESTFORD TECHNOLOGY VENTURES LP
filed 1996-05-14
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1996

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

                       WESTFORD TECHNOLOGY VENTURES, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1996 (Unaudited) and December 31, 1995

Schedule of Portfolio Investments as of March 31, 1996 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 1996 and 1995 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1996 and 1995 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1996 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS


                                                                                       March 31, 1996         December 31,
                                                                                         (Unaudited)                 1995
ASSETS

Investments - Note 2
   Portfolio investments, at fair value (cost $9,462,995 at
     March 31, 1996 and $7,615,357 at December 31, 1995)                              $     9,767,501         $     10,063,211
   Short-term investments, at amortized cost                                                  746,930                  349,553
Cash and cash equivalents                                                                     126,912                  206,504
Deposit in escrow                                                                              32,985                        -
Receivable from securities sold (net of unamortized discount of
   $94,016 at March 31, 1996 and $96,957 at December 31, 1995)                                191,278                  195,724
Accrued interest receivable                                                                     4,348                    1,546
                                                                                      ---------------         ----------------

TOTAL ASSETS                                                                          $    10,869,954         $     10,816,538
                                                                                      ===============         ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                      $        33,325         $         31,259
Due to Independent General Partners - Note 5                                                   10,500                   10,500
                                                                                      ---------------         ----------------
   Total liabilities                                                                           43,825                   41,759
                                                                                      ---------------         ----------------

Partners' Capital:
Managing General Partner                                                                      417,080                   82,416
Individual General Partners                                                                     3,556                    2,893
Limited Partners (11,217 Units)                                                            10,100,987                8,241,616
Unallocated net unrealized appreciation of investments - Note 2                               304,506                2,447,854
                                                                                      ---------------         ----------------
   Total partners' capital                                                                 10,826,129               10,774,779
                                                                                      ---------------         ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $    10,869,954         $     10,816,538
                                                                                      ===============         ================


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
March 31, 1996


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value

Cincinnati Bell Inc.(A)(B)
21,673 shares of Common Stock                                            Nov. 1989            $     425,199     $       964,449
- -------------------------------------------------------------------------------------------------------------------------------
EIS International, Inc.(A)(C)
206,267 shares of Common Stock (16,682 shares held in escrow)            Mar. 1996                2,726,335           2,644,343
Warrants to purchase 29,015 shares of Common Stock
   at $1.41 per share                                                                               438,469             424,054
- -------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.*
1,342,491 shares of Common Stock                                         Oct. 1989                1,243,686             671,254
Demand Promissory Notes at 1% plus prime                                                            105,000             105,000
Warrants to purchase 206,003 shares of Common Stock at
   $0.01 per share, expiring between 12/31/97 and 6/30/98                                            74,603             100,941
- -------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*
742,304 shares of Preferred Stock                                        June 1989                3,511,351           2,969,216
274,862 shares of Common Stock                                                                      142,681           1,099,448
Warrants to purchase 361,894 shares of Common Stock
   at $.50 per share, expiring between 12/31/97 and 2/1/00                                                0                   0
Warrants to purchase 50,000 shares of Common Stock at
   $5 per share, expiring 12/2/99 and 2/1/00                                                              0                   0
Options to purchase 5,000 shares of Common Stock at
   $4 per share, expiring 4/26/96                                                                     6,875                   0
- -------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
788,796 shares of Preferred Stock                                        Oct. 1992                  788,796             788,796
- -------------------------------------------------------------------------------------------------------------------------------

TOTALS                                                                                        $   9,462,995     $     9,767,501
                                                                                              =================================

(A) Public company

(B) Subsequent to the end of the quarter, on May 1, 1996, the Partnership sold its remaining 21,673 common shares of Cincinnati Bell Inc. for $1,082,313, realizing a gain of $657,114.

(C) On March 1, 1996, EIS International, Inc., a public company, completed its merger with Cybernetics Systems International, Inc. In exchange for its
    Cybernetics holdings, the Partnership received $460,245 in cash, 206,267 shares of restricted EIS common stock and warrants to purchase 29,015 shares of EIS common stock at $1.41 per share. Of the total merger consideration, $32,985 of cash and 16,682 shares of EIS common stock are being held in escrow, the release of which is contingent upon certain events.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31,



                                                                                                   1996               1995
                                                                                              --------------      --------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                                       $        7,383      $       9,194
   Interest and other income from portfolio investments                                                9,578             13,321
                                                                                              --------------      -------------
   Totals                                                                                             16,961             22,515
                                                                                              --------------      -------------

   Expenses:
   Management fee - Note 4                                                                            55,961             56,025
   Professional fees                                                                                  16,925             26,908
   Mailing and printing                                                                               11,760             11,230
   Independent General Partners' fees - Note 5                                                        10,500             10,500
                                                                                              --------------      -------------
   Totals                                                                                             95,146            104,663
                                                                                              --------------      -------------

NET INVESTMENT LOSS                                                                                  (78,185)           (82,148)

Net realized gain (loss) from portfolio investments                                                2,272,883             (3,589)
                                                                                              --------------      -------------

NET REALIZED GAIN (LOSS) FROM OPERATIONS
   (allocable to Partners) - Note 3                                                                2,194,698            (85,737)

Net change in unrealized appreciation or depreciation of investments                              (2,143,348)           136,653
                                                                                              --------------      -------------

NET INCREASE IN NET ASSETS RESULTING FROM
   OPERATIONS                                                                                 $       51,350      $      50,916
                                                                                              ==============      =============


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31,



                                                                                                  1996                1995
                                                                                              ------------         -------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $    (78,185)        $    (82,148)

Adjustments to reconcile net investment loss to cash used for operating activities:

Increase in accrued interest on short-term investments                                                (496)              (2,149)
Increase in accrued interest receivable                                                             (4,465)              (4,749)
Increase in payables                                                                                 2,066                7,901
                                                                                              ------------         ------------
Cash used for operating activities                                                                 (81,080)             (81,145)
                                                                                              ------------         ------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Net return (purchase of) short-term investments                                                   (396,881)                 165
Cost of portfolio investments purchased                                                            (35,000)            (250,000)
Proceeds from the sale of portfolio investments                                                    433,369              396,915
                                                                                              ------------         ------------
Cash provided from investing activities                                                              1,488              147,080
                                                                                              ------------         ------------

Increase (decrease) in cash and cash equivalents                                                   (79,592)              65,935
Cash and cash equivalents at beginning of period                                                   206,504              281,341
                                                                                              ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $    126,912         $    347,276
                                                                                              ============         ============


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Three Months Ended March 31, 1996



                                                                                               Unallocated
                                           Managing       Individual                        Net Unrealized
                                            General         General           Limited       Appreciation of
                                            Partner        Partners          Partners          Investments           Total
Balance at beginning of period          $     82,416       $  2,893      $     8,241,616     $   2,447,854     $     10,774,779

Net investment loss - Note 3                   1,123            (28)             (79,280)                -              (78,185)

Net realized gain from portfolio
investments - Note 3                         333,541            691            1,938,651                 -            2,272,883

Net change in unrealized
appreciation of investments                        -              -                    -        (2,143,348)          (2,143,348)
                                        ------------       --------      ---------------     -------------     ----------------

Balance at end of period                $    417,080       $  3,556      $    10,100,987(A)  $     304,506     $     10,826,129
                                        ============       ========      ===============     =============     ================


(A)  The net asset  value  per  $1,000  unit of  limited  partnership  interest,
     including  an  assumed   allocation  of  net  unrealized   appreciation  of
     investments, is $922.


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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date the Partnership obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis.

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $305,000 at March 31, 1996, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to March 31, 1996, timing differences relating to realized losses totaling $390,000 have been deducted on the Partnership's financial statements and syndication costs relating to the selling of Units totaling $1.2 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


6.     Classification of Portfolio Investments

As of March 31, 1996, the Partnership's investments were categorized as follows:

Type of Investments                                        Cost                   Fair Value               % of Net Assets*
- -------------------                                   ---------------           ---------------            ----------------
Preferred Stock                                       $     4,300,147           $     3,758,012                  35%
Common Stock                                                5,057,848                 5,904,489                  54%
Debt Securities                                               105,000                   105,000                   1%
                                                      ---------------           ---------------                 ----

Total                                                 $     9,462,995           $     9,767,501                  90%
                                                      ===============           ===============                  ===

Country/Geographic Region
Midwestern U.S.                                       $     5,509,395           $     5,910,308                  54%
Eastern U.S.                                                3,953,600                 3,857,193                  36%
                                                      ---------------           ---------------                  ---

Total                                                 $     9,462,995           $     9,767,501                  90%
                                                      ===============           ===============                  ===

Industry
Wireless Communications                               $     3,660,907           $     4,068,664                  38%
Computer Software                                           3,164,804                 3,068,397                  28%
Vending Equipment                                           1,423,289                   877,195                   8%
Semiconductors                                                788,796                   788,796                   7%
Utilities                                                     425,199                   964,449                   9%
                                                      ---------------           ---------------                 ----

Total                                                 $     9,462,995           $     9,767,501                  90%
                                                      ===============           ===============                  ===

* Percentage of net assets is based on fair value.

7.     Interim Financial Statements

In the opinion of WTVI Co., L.P., the managing general partner of the Partnership, the unaudited financial statements at March 31, 1996, and for the three month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the three months ended March 31, 1996, the Partnership made a $35,000 follow-on investment in Inn-Room Systems, Inc. From December 1, 1988 (commencement of operations) to March 31, 1996, the Partnership had invested $9.5 million in eight portfolio companies, representing 92% of the original $10.2 million of net proceeds to the Partnership.

Additionally, during the quarter, the Partnership received proceeds from the sale of portfolio investments totaling $433,000 primarily relating to the acquisition of Cybernetics Systems International, Inc., as discussed below.

At March 31, 1996, the Partnership held $874,000 in cash and short-term investments: $747,000 in short-term securities with maturities of less than one year and $127,000 in an interest-bearing cash account. The Partnership earned $7,000 of interest on such investments for the three months ended March 31, 1996. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

Funds needed to cover the Partnership's future follow-on investments and operating expenses will be obtained from existing cash reserves, interest and other income from portfolio investments and from proceeds from the sale of portfolio investments.

Results of Operations

For the three months ended March 31, 1996 and 1995, the Partnership had a net realized gain from operations of $2.2 million and a net realized loss from operations of $86,000, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (investment income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three months ended March 31, 1996, the Partnership had a $2.3 million net realized gain from portfolio investments, relating to the acquisition of Cybernetics Systems International, Inc. by EIS International, Inc. On March 1, 1996, EIS International, a public company, completed its merger with Cybernetics. In exchange for its Cybernetics holdings, the Partnership received $460,245, 206,267 shares of restricted EIS common stock and warrants to purchase 29,015 shares of EIS common stock at $1.41 per share. Of the total merger consideration, $32,985 and 16,682 shares of EIS common stock are being held in escrow, the release of which is contingent upon certain events.

For the three months ended March 31, 1995, the Partnership had a $4,000 net realized loss resulting from the sale of 20,000 shares of Cincinnati Bell Inc. common stock in the public market for $388,787.

Investment Income and Expenses - Net investment loss for the three months ended March 31, 1996 and 1995 was $78,000 and $82,000, respectively. The decrease in net investment loss for the 1996 period as compared to the same period in 1995, resulted from a $9,500 decrease in operating expenses, primarily professional fees, partially offset by a $5,500 reduction in interest and other investment income earned during the 1996 period. The decrease in professional fees primarily was due to the correction of accounting fee accruals during the 1996 period. The decrease in investment income primarily resulted from a decrease in interest and other income from portfolio investments for the 1996 period compared to the 1995 period due to the reduced amount of Cincinnati Bell Inc. dividends received during the 1996 period.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at the annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum annual fee of $200,000. The management fee for the three months ended March 31, 1996 and 1995 was $56,000 for both periods. To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest received from short-term investments, income earned from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the three months ended March 31, 1996, the Partnership had a $130,000 net unrealized gain primarily resulting from an increase in the public market price of its Cincinnati Bell common stock. Additionally during the three month period, $2.2 million was transferred from unrealized gain to realized gain due to the sale of Cybernetics, as discussed above. The $2.2 million transfer to realized gain, partially offset by the $130,000 additional net unrealized gain, resulted in a $2.1 million decrease in net unrealized appreciation of investments for the three month period.

For the three months ended March 31, 1995, the Partnership had a $94,000 net unrealized gain resulting from an increase in the public market price of its Cincinnati Bell common stock. Additionally during the three month period, $42,000 was transferred from unrealized loss to realized loss due to the sale of 20,000 shares of Cincinnati Bell common stock, as discussed above. The $94,000 net unrealized gain and the $42,000 transfer from unrealized loss to realized loss, resulted in a $137,000 increase in net unrealized appreciation of investments for the three month period.

Net Assets - Changes in net assets resulting from operations are comprised of 1) net realized gain or loss from operations and 2) changes in net unrealized appreciation or depreciation of investments.

At March 31, 1996, the Partnership's net assets were $10,826,000, up $51,000 from $10,775,000 at December 31, 1995. The $51,000 increase was comprised of the $2.2 million net realized gain from operations offset by the $2.1 million decrease to net unrealized appreciation for the three month period.

At March 31, 1995, the Partnership's net assets were $8.5 million, up $51,000 from $8.4 million at December 31, 1994. The $51,000 increase was comprised of the $137,000 increase to net unrealized appreciation of investments offset by the $86,000 net realized loss from operations for the three month period.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at March 31, 1996 and December 31, 1995 was $922 and $920,
respectively.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

The 1996 Annual Meeting of Limited Partners is scheduled to be held on June 21, 1996.

Item 5.       Other Information.

On January 17, 1996, the Partnership purchased an additional $35,000 demand note of Inn-Room Systems, Inc.

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



Date:         May 14, 1996