Form 10-Q
period 1996-06-30
WESTFORD TECHNOLOGY VENTURES LP
filed 1996-08-13
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1996

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to
                             Commission file number 0-16208


                       WESTFORD TECHNOLOGY VENTURES, L.P.
===============================================================================
             (Exact name of registrant as specified in its charter)


Delaware                                                             13-3423417
===============================================================================
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

17 Academy Street, 5th Floor
Newark, New Jersey                                                   07102-2905
===============================================================================
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (201) 624-2131

Not applicable
===============================================================================
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                       WESTFORD TECHNOLOGY VENTURES, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1996 (Unaudited) and December 31, 1995

Schedule of Portfolio Investments as of June 30, 1996 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 1996 and 1995 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1996 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS


                                                                                        June 30, 1996         December 31,
                                                                                         (Unaudited)                 1995
ASSETS

Investments - Note 2
   Portfolio investments, at fair value (cost $9,262,796 at
     June 30, 1996 and $7,615,357 at December 31, 1995)                               $    10,866,473         $     10,063,211
   Short-term investments, at amortized cost                                                1,494,521                  349,553
Cash and cash equivalents                                                                     187,493                  206,504
Deposit in escrow                                                                              32,985                        -
Receivable from securities sold (net of unamortized discount of
   $90,965 at June 30, 1996 and $96,957 at December 31, 1995)                                 179,254                  195,724
Accrued interest receivable                                                                     6,054                    1,546
                                                                                      ---------------         ----------------

TOTAL ASSETS                                                                          $    12,766,780         $     10,816,538
                                                                                      ===============         ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                      $        43,286         $         31,259
Due to Independent General Partners - Note 5                                                   10,500                   10,500
                                                                                      ---------------         ----------------
   Total liabilities                                                                           53,786                   41,759
                                                                                      ----------------        ----------------

Partners' Capital:
Managing General Partner                                                                      554,963                   82,416
Individual General Partners                                                                     3,716                    2,893
Limited Partners (11,217 Units)                                                            10,550,638                8,241,616
Unallocated net unrealized appreciation of investments - Note 2                             1,603,677                2,447,854
                                                                                      ---------------         ----------------
   Total partners' capital                                                                 12,712,994               10,774,779
                                                                                      ---------------         ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $    12,766,780         $     10,816,538
                                                                                      ===============         ================


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
June 30, 1996


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value

EIS International, Inc.(A)
206,267 shares of Common Stock                                           Mar. 1996            $   2,726,335     $     4,207,847
Warrants to purchase 29,015 shares of Common Stock
   at $1.41 per share, expiring between 12/31/98 and 3/23/00                                        438,469             698,971
- -------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.*
1,342,491 shares of Common Stock                                         Oct. 1989                1,243,686             671,254
Demand Promissory Notes at 1% plus prime                                                            105,000             105,000
Warrants to purchase 206,003 shares of Common Stock at
   $0.01 per share, expiring between 12/31/97 and 6/30/98                                            74,603             100,941
- -------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*(B)
742,304 shares of Preferred Stock                                        June 1989                3,511,351           2,969,216
274,862 shares of Common Stock                                                                      142,681           1,099,448
Demand Promissory Notes at 8%                                                                       225,000             225,000
Warrants to purchase 361,894 shares of Common Stock
   at $.50 per share, expiring between 12/31/97 and 2/1/00                                                0                   0
Warrants to purchase 50,000 shares of Common Stock at
   $5 per share, expiring 12/2/99 and 2/1/00                                                              0                   0
Options to purchase 5,000 shares of Common Stock at
   $4 per share, expiring 12/31/95                                                                    6,875                   0
- -------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
788,796 shares of Preferred Stock                                        Oct. 1992                  788,796             788,796
- -------------------------------------------------------------------------------------------------------------------------------

TOTALS(C)                                                                                     $   9,262,796     $    10,866,473
                                                                                              =================================


(A) Public company

(B) During the quarter, the exercise date of the Partnership's option to purchase 5,000 shares of Spectrix Corporation was extended from April 26, 1996 to December 31, 1995 by the company.

(C) On May 1, 1996, the Partnership sold its remaining 21,673 common shares of Cincinnati Bell Inc. for $1,082,313, realizing a gain of $657,114.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                         Three Months Ended             Six Months Ended
                                                                              June 30,                      June 30,

                                                                          1996          1995           1996           1995
                                                                     --------------  -----------  --------------   -------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                              $       16,548  $    10,509  $       23,931   $     19,703
   Interest and other income (loss) from portfolio
     investments                                                              9,814        9,562          19,392         22,883
                                                                     --------------  -----------  --------------   ------------
   Totals                                                                    26,362       20,071          43,323         42,586
                                                                     --------------  -----------  --------------   ------------

   Expenses:
   Management fee - Note 4                                                   55,941       55,986         111,902        112,011
   Professional fees                                                         25,898       17,957          42,823         44,865
   Mailing and printing                                                       3,444        2,871          15,204         14,101
   Independent General Partners' fees - Note 5                               10,500       10,500          21,000         21,000
                                                                     --------------  -----------  --------------   ------------
   Totals                                                                    95,783       87,314         190,929        191,977
                                                                     --------------  -----------  --------------   ------------

NET INVESTMENT LOSS                                                         (69,421)     (67,243)       (147,606)      (149,391)

Net realized gain (loss) from portfolio investments                         657,115            -       2,929,998         (3,589)
                                                                     --------------  -----------  --------------   ------------

NET REALIZED GAIN (LOSS) FROM
   OPERATIONS (allocable to Partners) - Note 3                              587,694      (67,243)      2,782,392       (152,980)

Net change in unrealized appreciation or depreciation
   of investments                                                         1,299,171       75,314        (844,177)       211,967
                                                                     --------------  -----------  --------------   ------------

NET INCREASE IN NET ASSETS RESULTING
   FROM OPERATIONS                                                   $    1,886,865  $     8,071  $    1,938,215   $     58,987
                                                                     ==============  ===========  ==============   ============


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30,



                                                                                                   1996               1995
                                                                                              --------------      --------

CASH FLOWS USED FOR OPERATING ACTIVITIES
Net investment loss                                                                           $     (147,606)     $    (149,391)

Adjustments to reconcile net investment loss to cash used for operating activities:

Increase in accrued interest on short-term investments                                                (2,153)            (1,561)
Increase in accrued interest receivable                                                               (6,281)            (8,708)
Increase (decrease) in payables                                                                       12,027            (10,336)
                                                                                              --------------      -------------
Cash used for operating activities                                                                  (144,013)          (169,996)
                                                                                              --------------      -------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Net return (purchase of) short-term investments                                                   (1,142,815)               152
Cost of portfolio investments purchased                                                             (360,000)          (250,000)
Proceeds from the sale of portfolio investments                                                    1,527,817            401,182
Proceeds from repayment of bridge loan                                                               100,000                  -
                                                                                              --------------      -------------
Cash provided from investing activities                                                              125,002            151,334
                                                                                              --------------      -------------

Decrease in cash and cash equivalents                                                                (19,011)           (18,662)
Cash and cash equivalents at beginning of period                                                     206,504            281,341
                                                                                              --------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $      187,493      $     262,679
                                                                                              ==============      =============


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Six Months Ended June 30, 1996



                                                                                               Unallocated
                                           Managing       Individual                        Net Unrealized
                                            General         General           Limited       Appreciation of
                                            Partner        Partners          Partners          Investments           Total
Balance at beginning of period          $     82,416       $  2,893      $     8,241,616     $   2,447,854     $     10,774,779

Net investment loss - Note 3                   2,379            (53)            (149,932)                -             (147,606)

Net realized gain from portfolio
investments - Note 3                         470,168            876            2,458,954                 -            2,929,998

Net change in unrealized
appreciation of investments                        -              -                    -          (844,177)            (844,177)
                                        ------------       --------      ---------------     -------------     ----------------

Balance at end of period                $    554,963       $  3,716      $    10,550,638(A)  $   1,603,677     $     12,712,994
                                        ============       ========      ===============     =============     ================


(A)  The net asset  value  per  $1,000  unit of  limited  partnership  interest,
     including  an  assumed   allocation  of  net  unrealized   appreciation  of
     investments, is $1,054.


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

2.     Significant Accounting Policies

Valuation of Investments - Short-term investments are carried at amortized cost which approximates market. Portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Individual General Partners. The fair value of publicly-held portfolio securities is adjusted to the closing public market price for the last trading day of each quarter discounted by a factor of 0% to 50% for sales restrictions. Factors considered in the determination of an appropriate discount include, underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership either has a representative serving on the Board of Directors or is greater than a 10% shareholder, and other liquidity factors such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted 1) to reflect meaningful third-party transactions in the private market or 2) to reflect significant progress or slippage in the development of the company's business such that cost is no longer reflective of fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments.

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $1,603,677 at June 30, 1996, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to June 30, 1996, timing differences relating to realized losses totaling $390,000 have been deducted on the Partnership's financial statements and syndication costs relating to the selling of Units totaling $1.2 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


6.     Classification of Portfolio Investments

As of June 30, 1996, the Partnership's investments were categorized as follows:

Type of Investments                                        Cost                   Fair Value               % of Net Assets*
- -------------------                                   ---------------           ---------------            ----------------
Preferred Stock                                       $     4,300,147           $     3,758,012                  30%
Common Stock                                                4,632,649                 6,778,461                  53%
Debt Securities                                               330,000                   330,000                   3%
                                                      ---------------           ---------------             --------

Total                                                 $     9,262,796           $    10,866,473                  86%
                                                      ===============           ===============             ========

Country/Geographic Region
Midwestern U.S.                                       $     5,309,196           $     5,170,859                  41%
Eastern U.S.                                                3,953,600                 5,695,614                  45%
                                                      ---------------           ---------------             --------

Total                                                 $     9,262,796           $    10,866,473                  86%
                                                      ===============           ===============             ========

Industry
Wireless Communications                               $     3,885,907           $     4,293,664                  34%
Computer Software                                           3,164,804                 4,906,818                  39%
Vending Equipment                                           1,423,289                   877,195                   7%
Semiconductors                                                788,796                   788,796                   6%
                                                      ---------------           ---------------             --------

Total                                                 $     9,262,796           $    10,866,473                  86%
                                                      ===============           ===============             ========

* Percentage of net assets is based on fair value.

7.     Interim Financial Statements

In the opinion of WTVI Co., L.P., the managing general partner of the Partnership, the unaudited financial statements at June 30, 1996, and for the three and six month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

In May 1996, the Partnership sold its remaining investment in Cincinnati Bell Inc. for $1.1 million, realizing a gain of $657,000. Also during the three months ended June 30, 1996, the Partnership made follow-on investments in Spectrix Corporation totaling $325,000. From December 1, 1988 (commencement of operations) to June 30, 1996, the Partnership had invested $9.8 million in eight portfolio companies, representing 96% of the original $10.2 million of net proceeds to the Partnership.

At June 30, 1996, the Partnership held $1.7 million in cash and short-term investments: $1.5 million in short-term securities with maturities of less than one year and $187,000 in an interest-bearing cash account. The Partnership earned $17,000 and $24,000 of interest on such investments for the three and six months ended June 30, 1996, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

Funds needed to cover the Partnership's future follow-on investments and operating expenses will be obtained from existing cash reserves, interest and other income from portfolio investments and from proceeds from the sale of portfolio investments.

Results of Operations

For the three and six months ended June 30, 1996, the Partnership had a net realized gain from operations of $588,000 and $2.8 million, respectively. For the three and six months ended June 30, 1995, the Partnership had a net realized loss from operations of $67,000 and $153,000, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (investment income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and six months ended June 30, 1996, the Partnership had a net realized gain from its portfolio investments of $657,000 and $2.9 million, respectively. In May 1996, the Partnership sold its remaining 21,673 shares of Cincinnati Bell Inc. common stock for $1.1 million, realizing a gain of $657,000. During the three months ended March 31, 1996, EIS International, Inc., a public company, merged with
Cybernetics Systems International, Inc. In exchange for its Cybernetics holdings, the Partnership received $460,245 in cash, 206,267 shares of restricted EIS common stock and warrants to purchase 29,015 shares of EIS common stock at $1.41 per share. Of the total merger consideration, $32,985 of cash and 16,682 shares of EIS common stock are being held in escrow, the release of which is contingent upon certain events. The Partnership recognized a realized gain of $2.2 million in connection with the transaction.

For the three months ended June 30, 1995, the Partnership had no realized gains or losses from portfolio investments. For the six months ended June 30, 1995, the Partnership had a $3,600 net realized loss resulting from the sale of 20,000 shares of Cincinnati Bell Inc. common stock in the public market for $389,000.

Investment Income and Expenses - Net investment loss for the three months ended June 30, 1996 and 1995 was $69,000 and $67,000, respectively. The nominal increase in net investment loss for the 1996 period as compared to the same period in 1995, resulted from an $8,000 increase in operating expenses, primarily professional fees, partially offset by a $6,000 increase in interest earned from short-term investments during the 1996 period. The increase in professional fees primarily was due to the adjustment of accounting fee accruals during the 1996 period. The increase in interest earned from short-term investments primarily resulted from an increase in funds available for investment in such securities during the 1996 period due to the receipt of Cincinnati Bell proceeds totaling $1.1 million, as discussed above. Net investment loss for the six months ended June 30, 1996 and 1995 was $148,000 and $149,000, respectively.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at the annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum annual fee of $200,000. The management fee for the three months ended June 30, 1996 and 1995 was $56,000 for both periods. The management fee for the six months ended June 30, 1996 and 1995 was $112,000 for both periods. To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest received from short-term investments, income earned from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the six months ended June 30, 1996, the Partnership had a $2 million net unrealized gain primarily resulting the net upward revaluation of its publicly-traded securities. Additionally during the six month period, $2.8 million was transferred from unrealized gain to realized gain due to the sale of Cybernetics and Cincinnati Bell, as discussed above. The $2.8 million transfer to realized gain, partially offset by the additional $2 million net unrealized gain, resulted in an $844,000 decrease in net unrealized appreciation of investments for the six month period.

For the six months ended June 30, 1995, the Partnership had a $170,000 net unrealized gain resulting from an increase in the public market price of Cincinnati Bell common stock. Additionally, for the six month period, $42,000 was transferred from unrealized loss to realized loss relating to the sale of 20,000 shares of Cincinnati Bell common stock, as discussed above. The $170,000 net unrealized gain and the $42,000 transfer from unrealized loss to realized loss, resulted in a $212,000 increase in net unrealized appreciation of investments for the six month period.

Net Assets - Changes in net assets resulting from operations are comprised of 1) net realized gain or loss from operations and 2) changes in net unrealized appreciation or depreciation of investments.

At June 30, 1996, the Partnership's net assets were $12.7 million, up $1.9 million from $10.8 million at December 31, 1995. The $1.9 million increase was comprised of the $2.8 million net realized gain from operations offset by the $844,000 decrease to net unrealized appreciation of investments for the six month period.

At June 30, 1995, the Partnership's net assets were $8.5 million, up $59,000 from $8.4 million at December 31, 1994. The $59,000 increase was comprised of the $212,000 increase in net unrealized appreciation of investments offset by the $153,000 net realized loss from operations for the six month period.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at June 30, 1996 and December 31, 1995 was $1,054 and $920,
respectively.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

The 1996 Annual Meeting of Limited Partners was held on June 21, 1996. At the meeting, the four Individual General Partners, Jeffrey T. Hamilton, Robert S. Ames, Alfred M. Bertocchi and George M. Weimer, were elected to continue to serve as Individual General Partners of the Partnership and WTVI Co., L.P. was elected to continue to serve as the Managing General Partner. The following other matters were also voted on and were approved.

                                                                      Affirmative             Negative
                                                                         Votes                  Votes              Abstentions
Approval of the continuance of the
Management Agreement between the
Partnership and the Management Company                                  4,690                  826                   324

Ratification of the selection of
BDO Seidman LLP as independent
auditors for the Partnership's fiscal
year ending December 31, 1996                                           5,118                  443                   279

Item 5.       Other Information.

During the quarter, the Partnership made follow-on investments in Spectrix Corporation totaling $225,000, acquiring 8% promissory demand notes. Additionally, the Partnership provided a $100,000 bridge loan to Spectrix which was repaid during the quarter.

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



Date:         August 13, 1996