Form 10-Q
period 1996-09-30
WESTFORD TECHNOLOGY VENTURES LP
filed 1996-11-12
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the Quarterly Period Ended September 30, 1996

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

                       WESTFORD TECHNOLOGY VENTURES, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1996 (Unaudited) and December 31, 1995

Schedule of Portfolio Investments as of September 30, 1996 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1996 and 199 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1996 and 1995 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1996 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS


                                                                                   September 30, 1996         December 31,
                                                                                       (Unaudited)                   1995
ASSETS

Investments - Note 2
   Portfolio investments, at fair value (cost $9,612,796 at
     September 30, 1996 and $7,615,357 at December 31, 1995)                          $     8,985,240         $     10,063,211
   Short-term investments, at amortized cost                                                1,198,310                  349,553
Cash and cash equivalents                                                                      71,969                  206,504
Deposit in escrow                                                                              32,985                        -
Receivable from securities sold (net of unamortized discount of
   $88,479 at September 30, 1996 and $96,957 at December 31, 1995)                            167,656                  195,724
Accrued interest receivable                                                                    16,912                    1,546
                                                                                      ---------------         ----------------

TOTAL ASSETS                                                                          $    10,473,072         $     10,816,538
                                                                                      ===============         ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                      $        35,226         $         31,259
Due to Independent General Partners - Note 5                                                   10,500                   10,500
                                                                                      ---------------         ----------------
   Total liabilities                                                                           45,726                   41,759
                                                                                      ----------------------------------------

Partners' Capital:
Managing General Partner                                                                      557,100                   82,416
Individual General Partners                                                                     3,696                    2,893
Limited Partners (11,217 Units)                                                            10,494,106                8,241,616
Unallocated net unrealized appreciation (depreciation)
of investments - Note 2                                                                      (627,556)               2,447,854
                                                                                      ----------------------------------------
   Total partners' capital                                                                 10,427,346               10,774,779
                                                                                      ----------------------------------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $    10,473,072         $     10,816,538
                                                                                      ===============         ================


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
September 30, 1996


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value

EIS International, Inc.(A)
206,267 shares of Common Stock                                           Mar. 1996            $   2,726,335     $     2,310,190
Warrants to purchase 29,015 shares of Common Stock
   at $1.41 per share, expiring between 12/31/98 and 3/23/00                                        438,469             365,395
-------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.*
1,342,491 shares of Common Stock                                         Oct. 1989                1,243,686             671,253
Demand Promissory Notes at 1% plus prime                                                            105,000             105,000
Warrants to purchase 206,003 shares of Common Stock at
   $0.01 per share, expiring between 12/31/97 and 6/30/98                                            74,603             100,941
-------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*
742,304 shares of Preferred Stock                                        June 1989                3,511,351           2,969,217
274,862 shares of Common Stock                                                                      142,681           1,099,448
Demand Promissory Notes at 8%                                                                       575,000             575,000
Warrants to purchase 361,894 shares of Common Stock
   at $.50 per share, expiring between 12/31/97 and 2/1/00                                                0                   0
Warrants to purchase 50,000 shares of Common Stock at
   $5 per share, expiring 12/2/99 and 2/1/00                                                              0                   0
Options to purchase 5,000 shares of Common Stock at
   $4 per share, expiring 12/31/96                                                                    6,875                   0
-------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
788,796 shares of Preferred Stock                                        Oct. 1992                  788,796             788,796
-------------------------------------------------------------------------------------------------------------------------------

TOTALS                                                                                        $   9,612,796     $     8,985,240
                                                                                              =================================


(A) Public company

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                        Three Months Ended                Nine Months Ended
                                                                           September 30,                    September 30,

                                                                       1996           1995             1996           1995
                                                                  --------------   ------------   -------------    -------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                          $        20,009   $      9,652   $      43,940    $     29,355
   Interest and other income from portfolio
     investments                                                          13,516          9,579          32,908          32,462
                                                                  --------------   ------------   -------------    ------------
   Totals                                                                 33,525         19,231          76,848          61,817
                                                                  --------------   ------------   -------------    ------------

   Expenses:
   Management fee - Note 4                                                55,941         56,001         167,843         168,012
   Professional fees                                                      17,501         12,656          60,324          57,521
   Mailing and printing                                                    2,868          4,057          18,072          18,158
   Independent General Partners' fees - Note 5                            10,500         10,500          31,500          31,500
   Miscellaneous                                                           1,130          1,000           1,130           1,000
                                                                  --------------   ------------   -------------    ------------
   Totals                                                                 87,940         84,214         278,869         276,191
                                                                  --------------   ------------   -------------    ------------

NET INVESTMENT LOSS                                                      (54,415)       (64,983)       (202,021)       (214,374)

Net realized gain (loss) from portfolio investments                            -              -       2,929,998          (3,589)
                                                                  --------------   ------------   -------------    ------------

NET REALIZED GAIN (LOSS) FROM OPERATIONS
   (allocable to Partners) - Note 3                                      (54,415)       (64,983)      2,727,977        (217,963)

Net change in unrealized appreciation or depreciation
   of investments                                                     (2,231,233)        33,051      (3,075,410)        245,018
                                                                  ---------------  ------------   --------------   ------------

NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                     $    (2,285,648)  $    (31,932)  $    (347,433)   $     27,055
                                                                 ================  ============   ==============   ============


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30,

                                                                                                     1996             1995
                                                                                               --------------     --------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                             $    (202,021)    $    (214,374)

Adjustments to reconcile net investment loss to cash used for operating activities:

Increase in accrued interest on short-term investments                                                 (6,836)           (1,240)
Increase in accrued interest receivable                                                               (16,574)          (12,662)
Increase (decrease) in payables                                                                         3,967           (11,236)
                                                                                                -------------     -------------
Cash used for operating activities                                                                   (221,464)         (239,512)
                                                                                                --------------    -------------

CASH FLOWS PROVIDED FROM
   INVESTING ACTIVITIES

Net purchase of short-term investments                                                               (841,921)             (129)
Cost of portfolio investments purchased                                                              (710,000)         (250,000)
Proceeds from the sale of portfolio investments                                                     1,538,850           412,179
Repayment of promissory notes                                                                         100,000                 -
                                                                                                -------------     -------------
Cash provided from investing activities                                                                86,929           162,050
                                                                                                -------------     -------------

Decrease in cash and cash equivalents                                                                (134,535)          (77,462)
Cash and cash equivalents at beginning of period                                                      206,504           281,341
                                                                                                -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $      71,969     $     203,879
                                                                                                =============     =============


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Nine Months Ended September 30, 1996



                                                                                               Unallocated
                                                                                            Net Unrealized
                                           Managing       Individual                        Appreciation
                                            General         General           Limited        (Depreciation)
                                            Partner        Partners          Partners       of Investments            Total

Balance at beginning of period          $     82,416       $  2,893      $     8,241,616     $   2,447,854     $     10,774,779


Net investment loss - Note 3                   4,517            (74)            (206,464)                -             (202,021)

Net realized gain from portfolio
investments - Note 3                         470,167            877            2,458,954                 -            2,929,998

Net change in unrealized
appreciation of investments                        -              -                    -        (3,075,410)          (3,075,410)
                                        ------------       --------      ---------------     --------------    -----------------

Balance at end of period                $    557,100       $  3,696      $    10,494,106(A)  $    (627,556)    $     10,427,346
                                        ============       ========      ===============     ==============    ================


(A)  The net asset  value  per  $1,000  unit of  limited  partnership  interest,
     including  an  assumed   allocation  of  net  unrealized   appreciation  of
     investments, is $891.


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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $627,556 at September 30, 1996, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to September 30, 1996, timing differences relating to realized losses totaling $390,000 have been deducted on the Partnership's financial statements and syndication costs relating to the selling of Units totaling $1.2 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


6.     Classification of Portfolio Investments

As of September 30, 1996, the Partnership's investments were categorized as follows:

Type of Investments                                        Cost                   Fair Value               % of Net Assets*
-------------------                                   ---------------           ---------------            ----------------
Preferred Stock                                       $     4,300,147           $     3,758,013                  36%
Common Stock                                                4,632,649                 4,547,227                  44%
Debt Securities                                               680,000                   680,000                   7%
                                                      ---------------           ---------------             --------

Total                                                 $     9,612,796           $     8,985,240                  87%
                                                      ===============           ===============             ========

Country/Geographic Region
Midwestern U.S.                                       $     5,659,196           $     5,520,859                  53%
Eastern U.S.                                                3,953,600                 3,464,381                  34%
                                                      ---------------           ---------------             --------

Total                                                 $     9,612,796           $     8,985,240                  87%
                                                      ===============           ===============             ========

Industry
Wireless Communications                               $     4,235,907           $     4,643,665                  45%
Computer Software                                           3,164,804                 2,675,585                  26%
Vending Equipment                                           1,423,289                   877,194                   8%
Semiconductors                                                788,796                   788,796                   8%
                                                      ---------------           ---------------             --------

Total                                                 $     9,612,796           $     8,985,240                  87%
                                                      ===============           ===============             ========

* Percentage of net assets is based on fair value.

7.     Interim Financial Statements

In the opinion of WTVI Co., L.P., the managing general partner of the Partnership, the unaudited financial statements at September 30, 1996, and for the three and nine month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the three months ended September 30, 1996, the Partnership made follow-on investments in Spectrix Corporation totaling $350,000. From December 1, 1988 (commencement of operations) to September 30, 1996, the Partnership had invested $10.1 million in eight portfolio companies, representing 99% of the original $10.2 million of net proceeds to the Partnership.

At September 30, 1996, the Partnership held $1.3 million in cash and short-term investments comprised of $1.2 million in short-term securities with maturities of less than one year and $72,000 in an interest-bearing cash account. The Partnership earned interest totaling $20,000 and $44,000 from such investments for the three and nine months ended September 30, 1996, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

Funds needed to cover the Partnership's future follow-on investments and operating expenses will be obtained from existing cash reserves, interest and other investment income and from proceeds from the sale of portfolio investments.

Results of Operations

For the three and nine months ended September 30, 1996, the Partnership had a net realized loss from operations of $54,000 and a net realized gain from operations of $2.7 million, respectively. For the three and nine months ended September 30, 1995, the Partnership had a net realized loss from operations of $65,000 and $218,000, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (investment income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three months ended September 30, 1996, the Partnership had no realized gains or losses from portfolio investments. For the nine months ended September 30, 1996, the Partnership had a net realized gain from its portfolio investments of $2.9 million. In May 1996, the Partnership sold its remaining 21,673 shares of Cincinnati Bell Inc. common stock in the public market for $1.1 million, realizing a gain of $657,000. In March 1996, EIS International, Inc., a public company, completed its merger with Cybernetics Systems International, Inc. In connection with the merger, the Partnership exchanged its Cybernetics holdings for $460,245 in cash, 206,267 shares of restricted EIS common stock and warrants to purchase 29,015 shares of EIS common stock at $1.41 per share. Of the total merger consideration, $32,985 of cash and 16,682 shares of EIS common stock were placed in escrow, the release of which is contingent upon certain events. The Partnership recognized a $2.2 million realized gain in connection with the transaction.

For the three months ended September 30, 1995, the Partnership had no realized gains or losses from portfolio investments. For the nine months ended September 30, 1995, the Partnership had a $4,000 net realized loss resulting from the sale of 20,000 shares of Cincinnati Bell Inc. common stock in the public market for $389,000.

Investment Income and Expenses - Net investment loss for the three months ended September 30, 1996 and 1995 was $54,000 and $65,000, respectively. The smaller net investment loss for the 1996 period compared to the same period in 1995, primarily resulted from a $10,000 increase in interest earned from short-term investments for the 1996 period. The increase in interest earned from short-term investments primarily resulted from an increase in funds available for investment in such securities during the 1996 period due to the receipt of proceeds from the sale of portfolio investments during the period, as discussed above.

Net investment loss for the nine months ended September 30, 1996 and 1995 was $202,000 and $214,000, respectively. The decrease in net investment loss for the 1996 period, compared to the same period in 1995, primarily resulted from a $15,000 increase in interest earned from short-term investments due to an increase in funds available for investment in such securities, as discussed above.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at the annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum annual fee of $200,000. The management fee for the three months ended September 30, 1996 and 1995 was $56,000 for both periods. The management fee for the nine months ended September 30, 1996 and 1995 was $168,000 for both periods. To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest and other investment income and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the nine months ended September 30, 1996, the Partnership had a $263,000 net unrealized loss, primarily resulting from the net downward revaluation of its publicly-traded securities. Additionally, during the nine month period, $2.8 million of unrealized gain was transferred to realized gain relating to the sale of Cybernetics and Cincinnati Bell, as discussed above. As a result, net unrealized appreciation of investments decreased $3.1 million for the nine month period.

For the nine months ended September 30, 1995, the Partnership had a $203,000 net unrealized gain resulting from an increase in the public market price of Cincinnati Bell common stock. Additionally, during the nine month period, $42,000 of unrealized loss was transferred to realized loss relating to the sale of 20,000 shares of Cincinnati Bell common stock, as discussed above. As a result, net unrealized appreciation of investments increased $245,000 for the nine month period.

Net Assets - Changes in net assets  resulting from  operations are comprised of
1) net realized gain or loss from operations and 2) changes in net unrealized appreciation or depreciation of investments.

At September 30, 1996, the Partnership's net assets were $10.4 million, down $347,000 from $10.8 million at December 31, 1995. The $347,000 decrease was comprised of the $3.1 million decrease to net unrealized appreciation of investments exceeding the $2.7 million net realized gain from operations for the nine month period.

At September 30, 1995, the Partnership's net assets were $8.5 million, up $27,000 from $8.4 million at December 31, 1994. The $27,000 increase was comprised of the $245,000 increase in net unrealized appreciation of investments exceeding the $218,000 net realized loss from operations for the nine month period.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at September 30, 1996 and December 31, 1995 was $891 and $920, respectively.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

None

Item 5.       Other Information.

During the quarter, the Partnership made follow-on investments in Spectrix Corporation totaling $350,000, acquiring 8% promissory demand notes.

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



Date:         November 12, 1996