Form 10-K
period 1996-12-31
WESTFORD TECHNOLOGY VENTURES LP
filed 1997-03-31
CIK 821472

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 (Fee Required)

For the Fiscal Year Ended December 31, 1996

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

                      Units of Limited Partnership Interest
===============================================================================
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 21, 1997, 11,204 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.




                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the definitive proxy statement relating to the 1997 Annual Meeting of the Limited Partners of the Registrant, to be held on June 27, 1997 (the "Annual Meeting Proxy Statement") are incorporated herein by reference in Part III hereof. The Annual Meeting Proxy Statement will be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1996.

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

The Venture Capital Investments

From its inception to December 31, 1996, the Partnership made cash investments totaling $10.5 million, in nine portfolio investments. The Partnership has fully invested its original net proceeds and will not make additional investments in new portfolio companies. However, the Partnership will make additional follow-on investments in existing portfolio companies when required. At December 31, 1996, the Partnership had active investments in four portfolio companies with an aggregate cost basis of $9.9 million and a fair value of $7.9 million. As of December 31, 1996, the Partnership had fully or partially liquidated investments with an aggregate cost basis of $3.7 million. These liquidated investments returned $5.4 million, resulting in a cumulative net realized gain of $1.8 million. From its inception to December 31, 1996, the Partnership had a cumulative net realized gain from its venture capital investments of $2.3 million, including $449,000 of cumulative interest and dividend income earned from portfolio investments. During the year ended December 31, 1996, the Partnership invested $1 million in two existing portfolio companies. The venture capital investments made during 1996 and other events affecting the Partnership's portfolio investments are listed below. During 1996, the Partnership completed follow-on investments in Spectrix Corporation totaling $997,500, acquiring a series of promissory demand notes. Spectrix repaid $100,000 of such notes to the Partnership in 1996. In connection with an equity financing completed by Spectrix during 1996, the Partnership received a $1.00 reduction, from $5.00 to $4.00, in the exercise price of its warrants to purchase 50,000 shares of the company's common stock. Additionally, in December 1996, the Partnership's option to purchase 5,000 shares of Spectrix expired unexercised, resulting in a realized loss of $6,875.

In January 1996, the Partnership completed a $35,000 follow-on investment in Inn-Room Systems, Inc., acquiring a 1% plus prime demand promissory note due 12/31/96. In January 1997, the Partnership's three $35,000 promissory notes due from Inn Room Systems were converted into a $105,000, 1% plus prime, demand promissory note due 12/31/97.

In March 1996, EIS International, Inc., a public company, completed its merger with Cybernetics Systems International, Inc. In exchange for its Cybernetics holdings, the Partnership received $460,245 in cash, 206,267 shares of restricted EIS common stock and warrants to purchase 29,015 shares of EIS common stock at $1.41 per share. Of the total merger consideration, $32,985 of cash and 16,682 shares of EIS common stock are being held in escrow, the release of which is contingent upon certain events and is currently in arbitration to resolve a claim set forth by EIS International.

In May 1996, the Partnership sold its remaining 21,673 common shares of Cincinnati Bell Inc. for $1,082,314, realizing a gain of $657,115.

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

The approximate number of holders of Units as of March 21, 1997 is 1,824. The Managing General Partner and the four Individual General Partners of the Partnership also hold interests in the Partnership. Information contained in
Item 12 of this report "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

The Partnership did not make any cash distributions to its Partners in 1996, 1995 or 1994 and has not made any cash distributions to Partners since its inception.

Item 6.       Selected Financial Data.

($ In Thousands, Except For Per Unit Information)

                                                                           Years Ended December 31,

                                                             1996          1995            1994           1993          1992
                                                          ---------      ---------      ---------       --------     -------

Net investment income (loss)                              $   (257)      $    (318)     $    (295)      $   (269)    $     (134)

Realized gain (loss) on investments                          2,923             (14)          (384)             -           (700)

Net change in unrealized appreciation or
depreciation of investments                                 (4,428)          2,674            180             95            (35)

Net increase (decrease) in net assets
resulting from operations                                   (1,762)          2,343           (500)          (173)          (869)

Net assets                                                   9,013          10,775          8,432          8,932          9,105

Net unrealized appreciation (depreciation)
of portfolio investments                                    (1,980)          2,448           (227)          (406)          (501)

Cost of portfolio investments purchased                      1,033             336          1,464          1,143          1,150

Cumulative cost of portfolio investments                    10,519           9,487          9,151          7,687          6,544

PER UNIT OF LIMITED
PARTNERSHIP INTEREST

Net asset value, including net unrealized
appreciation (depreciation) of investments                 $   790        $    920       $    744        $   788       $    803

Net investment income (loss)                                   (24)            (28)           (26)           (24)           (14)

Realized gain (loss) on investments                            219              (1)           (34)             -            (58)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During 1996, the Partnership held short-term securities with maturities typically ranging from 30 days to 90 days. At December 31, 1996, the Partnership had no short-term investments but had $900,000 in an interest-bearing cash account. The Partnership earned $56,000, $37,000 and $53,000 of interest from its short-term securities and interest-bearing cash balances for the years ended December 31, 1996, 1995 and 1994, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

During 1996, the Partnership invested $1 million in two existing portfolio companies. From its inception to December 31, 1996, the Partnership had invested $10.5 million, in nine venture capital investments. The Partnership has fully invested its original net proceeds and will not make additional investments in new portfolio companies. However, the Partnership will make additional follow-on investments in existing portfolio companies when required.

Funds needed to cover the Partnership's future follow-on investments and operating expenses will be obtained from existing cash reserves, interest and other income from portfolio investments and proceeds from the sale of portfolio investments.

Results of Operations

For the year ended December 31, 1996, the Partnership had a net realized gain from operations of $2.6 million. For the years ended December 31, 1995 and 1994, the Partnership had a net realized loss from operations of $331,900 and $679,100, respectively. Net realized gain or loss from operations is comprised of (1) net realized gain or loss from portfolio investments and (2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 1996, the Partnership had a net realized gain from its portfolio investments of $2.9 million. In May 1996, the Partnership sold its remaining 21,673 shares of Cincinnati Bell Inc. common stock in the public market for $1.1 million, realizing a gain of $657,100. In March 1996, EIS International, Inc., a public company, completed its merger with Cybernetics Systems International, Inc. In connection with the merger, the Partnership exchanged its Cybernetics holdings for $460,245 in cash, 206,267 shares of restricted EIS common stock and warrants to purchase 29,015 shares of EIS common stock at $1.41 per share. Of the total merger consideration, $32,985 of cash and 16,682 shares of EIS common stock were placed in escrow, the release of which is contingent upon certain events and is currently in arbitration to resolve a claim set forth by EIS International. The Partnership recognized a $2.2 million realized gain in connection with this transaction.

For the year ended December 31, 1995, the Partnership had a $14,000 net realized loss from its portfolio investments. In February 1995, the Partnership sold 20,000 shares of Cincinnati Bell Inc. in the public market for $389,000, realizing a loss of $4,000. On December 31, 1995, the Partnership wrote-off the remaining cost of its 1% limited partnership interest in Picture Productions, L.P., resulting in a realized loss of $10,000. For the year ended December 31, 1994, the Partnership had a $384,000 realized loss resulting from the sale of its investment in Eidetics Incorporated. The Partnership, along with other former owners of Eidetics, sold its Eidetics holdings as part of a management buyout of the company completed in April 1994. The Partnership received a $4,190 cash down payment, with potential future payments to be determined by the actual cash receipts of the new company for five years from the buyout date. Through December 31, 1996, the Partnership had received additional payments totaling $103,300 relating to the Eidetics buyout.

Investment Income and Expenses - Net investment loss for the years ended December 31, 1996, 1995 and 1994 was $256,800, $318,300 and $294,900,
respectively. The $61,500 decrease in net investment loss for 1996 compared to 1995 includes a $40,700 increase in investment income and a $20,800 decrease in operating expenses. The increase in investment income includes a $19,700 increase in interest earned from short-term investments and a $21,000 increase in interest and dividend income from portfolio investments. The increase in interest from short-term investments was due to an increase in funds available to invest in such securities for 1996 compared to 1995. The increase in interest and dividend income from portfolio investments for 1996 compared to 1995 primarily resulted from an increase in interest bearing securities in Spectrix Corporation and Inn-Room Systems, Inc. during 1996.

The $23,400 increase in net investment loss for 1995 compared to 1994 primarily resulted from a $16,600 decrease in interest earned from short-term investments and a $9,200 decrease in interest and dividend income from portfolio investments. Operating expenses remained relatively flat from 1995 to 1994 with a $9,500 decrease in professional fees being offset by a $7,000 increase in other expenses. The decrease in interest from short-term investments was due to a reduction in funds available to invest in such securities for 1995 compared to 1994. The decrease in interest and dividend income from portfolio investments for 1995 compared to 1994 primarily resulted from a reduction in dividends received from Cincinnati Bell due to the sale of 20,000 shares in February 1995.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum annual fee of $200,000. The management fee for the years ended December 31, 1996, 1995 and 1994 was $223,800, $224,000 and $226,000,
respectively. To the extent possible, the management fee and other expenses incurred by the Partnership are paid with funds provided from operations. Funds provided from operations for the periods discussed, primarily were obtained from interest received from short-term investments and interest and other income earned from portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Portfolio Investments - For the year ended December 31, 1996, the Partnership had a $1.6 million net unrealized loss primarily resulting from the downward revaluation of its investment in EIS International, Inc. Additionally during 1996, $2.8 million of net unrealized gain was transferred to realized gain relating to investments sold during 1996, as discussed above. The $1.6 million net unrealized loss combined with the $2.8 million transfer from unrealized gain to realized gain resulted in a $4.4 million increase in net unrealized depreciation of investments for 1996.

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

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(1) net realized gain or loss from operations and (2) changes in net unrealized appreciation or depreciation of portfolio investments. For the year ended December 31, 1996, the Partnership had a net decrease in net assets resulting from operations of $1.8 million. For the year ended December 31, 1995, the Partnership had a net increase in net assets resulting from operations of $2.3 million. For the year ended December 31, 1994 the Partnership had a net decrease in net assets resulting from operations of $500,000.

At December 31, 1996, the Partnership's net assets were $9.0 million, down $1.8 million from $10.8 million at December 31, 1995. The $1.8 million decrease was comprised of the $4.4 million increase in unrealized depreciation of investments offset by the $2.6 million net realized gain from operations for 1996.

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

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at December 31, 1996, 1995 and 1994 was $790, $920 and $744,
respectively.

Item 8.       Financial Statements and Supplementary Data.

                       WESTFORD TECHNOLOGY VENTURES, L.P.
                                      INDEX

Report of Independent Certified Public Accountants - BDO Seidman, LLP

Balance Sheets as of December 31, 1996 and 1995

Schedule of Portfolio Investments as of December 31, 1996

Schedule of Portfolio Investments as of December 31, 1995

Statements of Operations for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

Statements of Changes in Partners' Capital for the years ended December 31, 1994, 1995 and 1996

Notes to Financial Statements

NOTE - All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Partners
Westford Technology Ventures, L.P.
Newark, New Jersey

We have audited the accompanying balance sheets of Westford Technology Ventures, L.P. (the "Partnership"), including the schedule of portfolio investments, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westford Technology Ventures, L.P. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include investments valued at $7,948,265 and $9,324,704, at December 31, 1996 and 1995, respectively, representing 88% and 87% of partners' capital, respectively, whose values have been estimated by the managing general partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the managing general partner in arriving at its estimates or value of such investments and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.


BDO Seidman, LLP


New York, New York
March 24, 1997

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS
December 31,


                                                                                                 1996                1995
                                                                                            ---------------   -----------

ASSETS

Investments - Note 2
   Portfolio investments, at fair value (cost $9,928,421 at
     December 31, 1996 and $7,615,357 at December 31, 1995)                                 $     7,948,265   $      10,063,211
   Short-term investments, at amortized cost - Note 6                                                     -             349,553
Cash and cash equivalents                                                                           900,186             206,504
Cash held in escrow                                                                                  32,985
Receivable from securities sold (net of unamortized discount of
   $85,029 at December 31, 1996 and $96,957 at December 31, 1995)                                   160,642             195,724
Accrued interest receivable                                                                          34,854               1,546
                                                                                            ---------------   -----------------

TOTAL ASSETS                                                                                $     9,076,932   $      10,816,538
                                                                                            ===============   =================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                            $        53,337   $          31,259
Due to Independent General Partners - Note 5                                                         10,500              10,500
                                                                                            ---------------   -----------------
   Total Liabilities                                                                                 63,837              41,759
                                                                                            ---------------   -----------------

Partners' Capital:
Managing General Partner                                                                            559,134              82,416
Individual General Partners                                                                           3,674               2,893
Limited Partners (11,217 Units)                                                                  10,430,443           8,241,616
Unallocated net unrealized appreciation (depreciation) of
   investments - Note 2                                                                          (1,980,156)          2,447,854
                                                                                            ---------------   -----------------
   Total Partners' Capital                                                                        9,013,095          10,774,779
                                                                                            ---------------   -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $     9,076,932   $      10,816,538
                                                                                            ===============   =================


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1996

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
EIS International, Inc.(A)(B)
189,585 shares of Common Stock                                           Mar. 1990            $   2,505,841       $   1,308,137
16,682 shares of Common Stock, held in escrow                                                       220,494             115,105
Warrants to purchase 29,015 shares of Common Stock
   at $1.41 per share, expiring between 12/31/98 and 3/23/00                                        438,469             209,439
-------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc. *(C)
1,342,491 shares of Common Stock                                         Oct. 1989                1,243,686             671,253
Demand Promissory Note at 1% plus prime due 12/31/97                                                105,000             105,000
Warrants to purchase 206,003 shares of Common Stock at
   $0.01 per share, expiring between 12/31/97 and 6/30/98                                            74,603             100,941
-------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*(D)
742,304 shares of Preferred Stock                                        June 1989                3,511,351           2,041,335
274,862 shares of Common Stock                                                                      142,681             755,871
Demand Promissory Notes at 8%                                                                       897,500             897,500
Warrants to purchase 424,394 shares of Common Stock
   at $.50 per share, expiring between 12/31/97 and 4/30/03                                               0             954,887
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 12/2/99 and 2/1/00                                                           0                   0
-------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
788,796 shares of Preferred Stock                                        Oct. 1992                  788,796             788,796
-------------------------------------------------------------------------------------------------------------------------------

TOTALS(E)                                                                                     $   9,928,421       $   7,948,265
                                                                                              =================================

 (A)     public company
(B) In March 1996, EIS International, Inc., a public company, completed its merger with Cybernetics Systems International, Inc. In exchange for its
    Cybernetics holdings, the Partnership received $460,245 in cash, 206,267 shares of restricted EIS common stock and warrants to purchase 29,015 shares of EIS common stock at $1.41 per share. Of the total merger consideration, $32,985 of cash and 16,682 shares of EIS common stock are being held in escrow, the release of which is contingent upon certain events and is currently in arbitration to resolve a claim set forth by EIS International.
(C) In January 1996, the Partnership completed a $35,000 follow-on investment in Inn-Room Systems, Inc., acquiring 1% plus prime demand promissory note due 12/31/96. In January 1997, the Partnership agreed to aggregate the three Inn-Room Systems $35,000 promissory notes, converting them into a $105,000 1% plus prime demand promissory note due 12/31/97.
(D) During 1996, the Partnership completed follow-on investments in Spectrix Corporation totaling $997,500, acquiring a series of promissory demand notes. Spectrix repaid $100,000 of such notes to the Partnership in 1996. In connection with an equity financing completed by Spectrix during 1996, the Partnership received a $1.00 reduction, from $5.00 to $4.00, in the strike price of its warrants to purchase 50,000 shares of the company's common stock. Additionally, in December 1996, the Partnership's option to purchase 5,000 shares of Spectrix expired unexercised, resulting in a realized loss of $6,875.
 (E) In May 1996, the Partnership sold its remaining 21,673 common shares of Cincinnati Bell Inc. for $1,082,314, realizing a gain of $657,115.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1995


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value

Cincinnati Bell Inc.(A)
21,673 shares of Common Stock                                            Nov. 1989            $     425,199     $       738,507
-------------------------------------------------------------------------------------------------------------------------------
Cybernetics Systems International Corp.*
100,000 shares of Common Stock                                           Mar. 1990                  224,970             581,872
4,520 shares of Preferred Stock                                                                   1,126,821           2,604,708
Warrants to purchase 78,295 shares of Common Stock
   at $.52 per share, expiring between 12/31/98 and 3/23/00                                             375             438,469
-------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.*
1,342,491 shares of Common Stock                                         Oct. 1989                1,243,686             671,254
Demand Promissory Notes at 1% plus prime                                                             70,000              70,000
Warrants to purchase 206,003 shares of Common Stock at
   $0.01 per share, expiring between 12/31/97 and 6/30/98                                            74,603             100,941
-------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*
742,304 shares of Preferred Stock                                        June 1989                3,511,351           2,969,216
274,862 shares of Common Stock                                                                      142,681           1,099,448
Warrants to purchase 361,894 shares of Common Stock
   at $.50 per share, expiring between 12/31/97 and 2/1/00                                                0                   0
Warrants to purchase 50,000 shares of Common Stock at
   $5 per share, expiring 12/2/99 and 2/1/00                                                              0                   0
Options to purchase 5,000 shares of Common Stock at
   $4 per share, expiring 4/26/96                                                                     6,875                   0
-------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
788,796 shares of Preferred Stock                                        Oct. 1992                  788,796             788,796
-------------------------------------------------------------------------------------------------------------------------------

TOTALS                                                                                        $   7,615,357     $    10,063,211
                                                                                              =================================

(A) public company
* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.



See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                                1996              1995                1994
                                                                          ---------------     --------------      --------

INVESTMENT INCOME AND EXPENSES

   Income:

   Interest from short-term investments                                   $        56,377     $       36,711      $      53,353
   Interest and dividend income from portfolio investments                         53,141             32,112             41,290
                                                                          ---------------     --------------      -------------
   Total investment income                                                        109,518             68,823             94,643
                                                                          ---------------     --------------      -------------

   Expenses:

   Management fee - Note 4                                                        223,784            224,013            225,976
   Professional fees                                                               69,151             97,948            107,406
   Independent General Partners' fees - Note 5                                     42,000             42,000             42,000
   Mailing and printing                                                            30,250             22,155             13,181
   Miscellaneous                                                                    1,130              1,000              1,000
                                                                          ---------------     --------------      -------------
   Total expenses                                                                 366,315            387,116            389,563
                                                                          ---------------     --------------      -------------

NET INVESTMENT LOSS                                                              (256,797)          (318,293)          (294,920)

Net realized gain (loss) from portfolio investments                             2,923,123            (13,589)          (384,213)
                                                                          ---------------     --------------      --------------

NET REALIZED GAIN (LOSS) FROM OPERATIONS
   (allocable to Partners) - Note 3                                             2,666,326           (331,882)          (679,133)

Net change in unrealized appreciation (depreciation)
   of investments                                                              (4,428,010)         2,674,488            179,578
                                                                          ---------------     --------------      -------------

NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                              $    (1,761,684)    $    2,342,606      $    (499,555)
                                                                          ===============     ==============      =============





See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,


                                                                                 1996             1995                1994
                                                                            -------------     --------------    ----------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                         $    (256,797)    $     (318,293)   $      (294,920)

Adjustments  to  reconcile  net  investment  loss to  cash  used  for  operating activities:
Decrease (increase) in accrued interest on short-term
   investments                                                                      1,395             (1,147)             6,015
(Increase) decrease in accrued interest and other receivables                     (35,480)             9,227             26,977
Increase (decrease) in payables                                                    22,078              3,116            (10,826)
                                                                            -------------     --------------    ---------------
Cash used for operating activities                                               (268,804)          (307,097)          (272,754)
                                                                            -------------     --------------    ---------------

CASH PROVIDED FROM (USED FOR) INVESTING
   ACTIVITIES

Net proceeds from sale and maturity of short-term investments                     348,158            149,363          1,243,877
Cost of portfolio investments purchased                                        (1,032,500)          (336,496)        (1,463,907)
Proceeds from the sale of portfolio investments                                 1,646,828            419,393             29,735
                                                                            -------------     --------------    ---------------
Cash provided from (used for) investing activities                                962,486            232,260           (190,295)
                                                                            -------------     --------------    ---------------

Increase (decrease) in cash and cash equivalents                                  693,682            (74,837)          (463,049)
Cash and cash equivalents at beginning of period                                  206,504            281,341            744,390
                                                                            -------------     --------------    ---------------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                                $     900,186     $      206,504    $       281,341
                                                                            =============     ==============    ===============


Supplemental disclosure of non-cash investing and
   financing activities:
   Proceeds from sale of Cybernetics - EIS stock                          $     3,164,804     $            -      $           -
   Proceeds from sale of Cybernetics - cash held in escrow                $        32,985     $            -      $           -


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1994, 1995 and 1996

                                                                                               Unallocated
                                                                                             Net Unrealized
                                             Managing      Individual                         Appreciation
                                              General        General          Limited        (Depreciation)
                                              Partner       Partners         Partners        of Investments          Total

Balance at December 31, 1993             $     92,423      $    3,250     $    9,242,267     $     (406,212)    $     8,931,728

Net investment loss                            (2,919)           (104)          (291,897)                 -            (294,920)

Net realized loss from
portfolio investments                          (3,803)           (136)          (380,274)                 -            (384,213)

Net change in unrealized
depreciation of investments                         -               -                  -            179,578             179,578
                                         ------------      ----------     --------------     --------------     ---------------

Balance at December 31, 1994                   85,701           3,010          8,570,096(A)        (226,634)          8,432,173

Net investment loss                            (3,151)           (112)          (315,030)                 -            (318,293)

Net realized loss from
portfolio investments                            (134)             (5)           (13,450)                 -             (13,589)

Net change in unrealized
appreciation of investments                         -               -                  -          2,674,488           2,674,488
                                         ------------      ----------     --------------     --------------     ---------------

Balance at December 31, 1995                   82,416           2,893          8,241,616(A)       2,447,854          10,774,779

Net investment income (loss)                    7,981             (94)          (264,684)                 -            (256,797)

Net realized gain from
portfolio investments                         468,737             875          2,453,511                  -           2,923,123

Net change in unrealized
depreciation of investments                         -               -                  -         (4,428,010)         (4,428,010)
                                         ------------      ----------     --------------     --------------     ---------------

Balance at December 31, 1996             $    559,134      $    3,674     $   10,430,443(A)  $   (1,980,156)    $     9,013,095
                                         ============      ==========     ==============     ==============     ===============

(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation (depreciation) of investments, was $790, $920 and $744 at December 31, 1996, 1995 and 1994,
     respectively.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS


Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $2 million at December 31, 1996, which was recorded for financial statement purposes, was not recognized for tax purposes. From inception to December 31, 1996, timing differences relating to net realized gains totaling $984,700 have been recorded on the Partnership's financial statements but have not yet been recorded on the Partnership's tax return. Additionally, syndication costs relating to the selling of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

Cash Equivalents - The Partnership considers all highly liquid debt instruments (primarily money market funds) to be cash equivalents.


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

5.     Independent General Partners' Fees

As compensation for services rendered to the Partnership, each of the four Independent General Partners receives $10,000 annually in quarterly installments and $1,000 for each meeting of the Independent General Partners attended, plus out-of-pocket expenses.

6.     Short-Term Investments

At December 31, 1996, the Partnership had no short-term investments. At December 31, 1995, the Partnership had investments in commercial paper as detailed below, which because of its short-term nature approximates fair value.

                                                             Maturity         Purchase           Amortized
Issuer                                           Yield         Date             Price              Cost            Face Amount
December 31, 1995:
General Electric Capital Corporation            5.74%           1/8/96     $    348,158        $    349,553        $    350,000
                                                                           ============        ============        ============

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS

7.     Classification of Portfolio Investments

The Partnership's investments were categorized as follows:

As of December 31, 1996:                                                                         Percentage of
Type of Investments                                        Cost                   Fair Value                  Net Assets*
-------------------                                   ---------------           ---------------               -----------
Preferred Stock                                       $     4,300,147           $     2,830,132               31.40%
Common Stock                                                4,625,774                 4,115,633               45.67%
Debt Securities                                             1,002,500                 1,002,500               11.12%
                                                      ---------------           ---------------               ------

Total                                                 $     9,928,421           $     7,948,265               88.19%
                                                      ===============           ===============               ======

Country/Geographic Region
Midwestern U.S.                                       $     5,974,821           $     5,526,788               61.32%
Eastern U.S.                                                3,953,600                 2,421,477               26.87%
                                                      ---------------           ---------------               ------

Total                                                 $     9,928,421           $     7,948,265               88.19%
                                                      ===============           ===============               ======

Industry
Wireless Communications                               $     4,551,532           $     4,649,594               51.59%
Computer Software                                           3,164,804                 1,632,681               18.11%
Vending Equipment                                           1,423,289                   877,194                9.73%
Semiconductors                                                788,796                   788,796                8.76%
                                                      ---------------           ---------------              -------

Total                                                 $     9,928,421           $     7,948,265               88.19%
                                                      ===============           ===============               ======

As of December 31, 1995:
Type of Investments
Preferred Stock                                       $     5,426,968           $     6,362,720               59.05%
Common Stock                                                2,118,389                 3,630,491               33.69%
Debt Securities                                                70,000                    70,000              .65%
                                                      ---------------           ---------------          --------

Total                                                 $     7,615,357           $    10,063,211               93.39%
                                                      ===============           ===============               ======

Country/Geographic Region
Midwestern U.S.                                       $     5,474,395           $     5,649,366               52.43%
Eastern U.S.                                                2,140,962                 4,413,845               40.96%
                                                      ---------------           ---------------               ------

Total                                                 $     7,615,357           $    10,063,211               93.39%
                                                      ===============           ===============               ======

Industry
Wireless Communications                               $     3,660,907           $     4,068,664               37.76%
Computer Software                                           1,352,166                 3,625,049               33.64%
Vending Equipment                                           1,388,289                   842,195                7.82%
Semiconductors                                                788,796                   788,796                7.32%
Utilities                                                     425,199                   738,507                6.85%
                                                      ---------------           ---------------              -------

Total                                                 $     7,615,357           $    10,063,211               93.39%
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

The Management Company

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership pursuant to the Management Agreement between the Partnership and the Management Company. At March 21, 1997, the directors and executive officers of the Management Company are:

Name and Age                                           Position Held                            Director Since

Jeffrey T. Hamilton (59)                           President, Secretary and                      September 3, 1987
                                                   Chairman of the Board of Directors

Louise M. Hamilton (56)                            Director                                      August 23, 1991

Susan J. Trammell (42)                             Treasurer and Director                        February 27, 1991

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

As of March 21, 1997, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. Mr. Ames, an Individual General Partner of the Partnership, owns 10 Units and Ms. Trammell, the Treasurer and Director of the Management Company, owns 3 Units. The Individual General Partners and the directors and officers of the Management Company as a group own 13 Units or less than one percent of the total Units outstanding.

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

                  Report of Independent Certified Public Accountants - BDO Seidman, LLP

                  Balance Sheets as of December 31, 1996 and 1995

                  Schedule of Portfolio Investments as of December 31, 1996

                  Schedule of Portfolio Investments as of December 31, 1995

                  Statements of Operations for the years ended December 31,
                   1996, 1995 and 1994

                  Statements of Cash Flows for the years ended December 31,
                   1996, 1995 and 1994

                  Statements of Changes in Partners' Capital for the years ended December 31, 1994, 1995 and 1996

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated on the 31st day of March 1997.


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