Form 10-Q
period 1997-03-31
WESTFORD TECHNOLOGY VENTURES LP
filed 1997-05-14
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1997

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

                       WESTFORD TECHNOLOGY VENTURES, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1997 (Unaudited) and December 31, 1996

Schedule of Portfolio Investments as of March 31, 1997 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 1997 and 1996 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1996 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1997 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS


                                                                                       March 31, 1997         December 31,
                                                                                         (UNAUDITED)                 1996
ASSETS

Portfolio investments at fair value (cost $10,228,421 at
   March 31, 1997 and $9,928,421 at December 31, 1996)                                $     7,821,473         $      7,948,265
Short-term investments at amortized cost                                                      397,347                        -
Cash and cash equivalents                                                                     112,064                  900,186
Deposit in escrow                                                                              32,985                   32,985
Receivable from securities sold (net of unamortized discount of
   $80,883 at March 31, 1997 and $85,029 at December 31, 1996)                                151,417                  160,642
Accrued interest receivable                                                                    57,560                   34,854
                                                                                      ---------------         ----------------

TOTAL ASSETS                                                                          $     8,572,846         $      9,076,932
                                                                                      ===============         ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                      $        40,631         $         53,337
Due to Independent General Partners                                                            10,500                   10,500
                                                                                      ---------------         ----------------
   Total liabilities                                                                           51,131                   63,837
                                                                                      ----------------------------------------

Partners' Capital:
Managing General Partner                                                                      563,816                  559,134
Individual General Partners                                                                     3,651                    3,674
Limited Partners (11,217 Units)                                                            10,363,931               10,430,443
Unallocated net unrealized depreciation of investments                                     (2,406,948)              (1,980,156)
                                                                                      --------------- ------------------------
   Total partners' capital                                                                  8,521,715                9,013,095
                                                                                      ----------------------------------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $     8,572,846         $      9,076,932
                                                                                      ===============         ================


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
March 31, 1997


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
EIS International, Inc.(A)
189,585 shares of Common Stock                                           Mar. 1990            $   2,505,841       $   1,019,019
16,682 shares of Common Stock, held in escrow                                                       220,494              71,733
Warrants to purchase 29,015 shares of Common Stock
   at $1.41 per share, expiring between 12/31/98 and 3/23/00                                        438,469             115,140
-------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc. *
1,342,491 shares of Common Stock                                         Oct. 1989                1,243,686             671,246
Demand Promissory Note at 1% plus prime due 12/31/97                                                105,000             105,000
Warrants to purchase 206,003 shares of Common Stock at
   $0.01 per share, expiring between 12/31/97 and 6/30/98                                            74,603             100,941
-------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*(B)
742,304 shares of Preferred Stock                                        June 1989                3,511,351           2,041,340
274,862 shares of Common Stock                                                                      142,681             755,871
Demand Promissory Notes at 8%                                                                     1,197,500           1,197,500
Warrants to purchase 424,394 shares of Common Stock
   at $.50 per share, expiring between 12/31/97 and 4/30/03                                               0             954,887
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 04/30/03                                                                     0                   0
-------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
788,796 shares of Preferred Stock                                        Oct. 1992                  788,796             788,796
-------------------------------------------------------------------------------------------------------------------------------

TOTALS                                                                                        $10,228,421 $       7,821,473
                                                                                              =========== =================



 (A)     public company

(B) During the quarter, the Partnership completed follow-on investments in Spectrix Corporation totaling $300,000, acquiring a series of promissory demand notes. Additionally, in March 1997, the expiration date of the Partnership's warrants to purchase 50,000 shares of Spectrix common stock was extended to 4/30/03.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31,



                                                                                                   1997               1996
                                                                                              --------------      --------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                                       $        7,683      $       7,383
   Interest and other income from portfolio investments                                               26,735              9,578
                                                                                              --------------      -------------
   Totals                                                                                             34,418             16,961
                                                                                              --------------      -------------

   Expenses:
   Management fee                                                                                     55,896             55,961
   Professional fees                                                                                   8,628              2,219
   Mailing and printing                                                                                3,170             11,760
   Independent General Partners' fees                                                                 10,500             10,500
Other expenses                                                                                        20,812             14,706
                                                                                              --------------      -------------
   Totals                                                                                             99,006             95,146
                                                                                              --------------      -------------

NET INVESTMENT LOSS                                                                                  (64,588)           (78,185)

Net realized gain from portfolio investments                                                               -          2,272,883
                                                                                              --------------      -------------

NET REALIZED (LOSS) GAIN FROM OPERATIONS
   (allocable to Partners)                                                                           (64,588)         2,194,698

Net change in unrealized appreciation or depreciation of investments                                (426,792)        (2,143,348)
                                                                                              --------------      -------------

NET (DECREASE) INCREASE IN NET ASSETS RESULTING
   FROM OPERATIONS                                                                            $     (491,380)     $      51,350
                                                                                              ==============      =============


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31,



                                                                                                  1997                1996
                                                                                              ------------         -------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $    (64,588)        $    (78,185)

Adjustments to reconcile net investment loss to cash used for operating activities:

Increase in accrued interest on short-term investments                                              (1,534)                (496)
Increase in accrued interest and other receivables                                                 (23,401)              (4,465)
(Decrease) increase in payables                                                                    (12,706)               2,066
                                                                                              ------------         ------------
Cash used for operating activities                                                                (102,229)             (81,080)
                                                                                              ------------         ------------

CASH FLOWS (USED FOR) PROVIDED FROM
INVESTING ACTIVITIES

Net purchase of short-term investments                                                            (395,813)            (396,881)
Cost of portfolio investments purchased                                                           (300,000)             (35,000)
Proceeds from the sale of portfolio investments                                                      9,920              433,369
                                                                                              ------------         ------------
Cash (used for) provided from investing activities                                                (685,893)               1,488
                                                                                              ------------         ------------

Decrease in cash and cash equivalents                                                             (788,122)             (79,592)
Cash and cash equivalents at beginning of period                                                   900,186              206,504
                                                                                              ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $    112,064         $    126,912
                                                                                              ============         ============


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Three Months Ended March 31, 1997



                                                                                               Unallocated
                                           Managing       Individual                        Net Unrealized
                                            General         General           Limited       Depreciation of
                                            Partner        Partners          Partners          Investments           Total

Balance at beginning of period          $    559,134       $  3,674      $    10,430,443     $  (1,980,156)    $      9,013,095

Net investment loss                            4,655            (24)             (69,219)                -              (64,588)

Net change in unrealized
depreciation of investments                        -              -                    -          (426,792)            (426,792)
                                        ------------       --------      ---------------     -------------     ----------------

Balance at end of period                $    563,789       $  3,650      $    10,361,224(A)  $  (2,406,948)    $      8,521,715
                                        ============       ========      ===============     =============     ================


(A)  The net asset  value  per  $1,000  unit of  limited  partnership  interest,
     including  an  assumed   allocation  of  net  unrealized   appreciation  of
     investments, is $752.


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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued



Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $427,000 at March 31, 1997, which was recorded for financial statement purposes, was not recognized for tax purposes. From inception to March 31, 1997, timing differences relating to net realized gains totaling $984,700 have been recorded on the Partnership's financial statements but have not yet been recorded on the Partnership's tax return. Additionally, syndication costs relating to the selling of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued


6.     Classification of Portfolio Investments

The Partnership's investments were categorized as follows:

As of March 31, 1997:                                                                            Percentage of
Type of Investments                                        Cost                   Fair Value                  Net Assets*
-------------------                                   ---------------           ---------------               -----------
Preferred Stock                                      $      4,300,147            $    2,830,136               33.20%
Common Stock                                                4,625,774                 3,688,837               43.27%
Debt Securities                                             1,302,500                 1,302,500               15.28%
                                                     ----------------            --------------               ------

Total                                                $      10,228,42            $    7,821,473               91.75%
                                                     ================            ==============               ======

Country/Geographic Region
Midwestern U.S.                                      $      6,274,821            $    5,826,785               68.35%
Eastern U.S.                                                3,953,600                 1,994,688               23.40%
                                                     ----------------            --------------               ------

Total                                                $     10,228,421            $    7,821,473               91.75%
                                                     ================            ==============               ======

Industry
Wireless Communications                              $      4,851,532            $    4,949,598               58.06%
Computer Software                                           3,164,804                 1,205,892               14.15%
Vending Equipment                                           1,423,289                   877,187               10.29%
Semiconductors                                                788,796                   788,796                9.25%
                                                     ----------------            --------------              -------

Total                                                $     10,228,421            $    7,821,473               91.75%
                                                     ================            ==============               ======

* Percentage of net assets is based on fair value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At March 31, 1997, the Partnership held $509,000 in cash and short-term investments: $397,000 in short-term securities with maturities of less than one year and $112,000 in an interest-bearing cash account. The Partnership earned $8,000 of interest on such investments for the three months ended March 31, 1997. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

During the three months ended March 31, 1997, the Partnership made a $300,000 follow-on investment in Spectrix Corporation. The Partnership has fully invested its original net proceeds of $10.2 million and will not make investments in any new portfolio companies. However, the Partnership will make additional follow-on investments in existing portfolio companies when required.

Funds needed to cover the Partnership's future follow-on investments and operating expenses will be obtained from existing cash reserves, interest and other income from portfolio investments and from proceeds from the sale of portfolio investments.

Results of Operations

For the three months ended March 31, 1997 and 1996, the Partnership had a net realized loss from operations of $64,600 and a net realized gain from operations of $2.2 million, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (investment income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three months ended March 31, 1997, the Partnership had no net realized gains from its portfolio investments.

For the three months ended March 31, 1996, the Partnership had a $2.3 million net realized gain from the sale of its investment in Cybernetics Systems International, Inc., which was completed in connection with the acquisition of Cybernetics by EIS International, Inc. in March 1996.

Investment Income and Expenses - Net investment loss for the three months ended March 31, 1997 and 1996 was $65,000 and $78,000, respectively. The decrease in net investment loss for the 1997 period as compared to the same period in 1996, resulted primarily from a $17,000 increase in income from portfolio investments partially offset by a $4,000 increase in operating expenses. The increase in income from portfolio investments relates to the additional promissory notes of Spectrix Corporation held by the Partnership during the 1997 period compared to the same period in 1996.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at the annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum annual fee of $200,000. The management fee for the three months ended March 31, 1997 and 1996 was $56,000 for both periods. To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest received from short-term investments, income earned from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the three months ended March 31, 1997, the Partnership had a $427,000 decrease in net unrealized appreciation of investments, resulting from the net downward revaluation of its investment in EIS International, Inc., primarily due to the decline in the public market price of the company's common stock at the end of the quarter.

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

At March 31, 1997, the Partnership's net assets were $8.5 million, down $492,000 from $9.0 million at December 31, 1996. The $492,000 decrease was comprised of the $427,000 decrease to net unrealized appreciation of investments and the $65,000 net realized loss from operations for the three month period.

At March 31, 1996, the Partnership's net assets were $10.83 million, up $51,000 from $10.78 million at December 31, 1995. The $51,000 increase was comprised of the $2.2 million net realized gain from operations offset by the $2.1 million decrease to net unrealized appreciation of investments for the three month period.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at March 31, 1997 and December 31, 1996 was $752 and $790,
respectively.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

The 1997 Annual Meeting of Limited Partners is scheduled to be held on June 27, 1997.

Item 5.       Other Information.

During the quarter, the Partnership completed follow-on investments in Spectrix Corporation totaling $300,000, acquiring a series of promissory demand notes. Additionally, in March 1997, the expiration date of the Partnership's warrants to purchase 50,000 shares of Spectrix common stock was extended to 4/30/03.

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



Date:         May 14, 1997