Form 10-Q
period 1997-06-30
WESTFORD TECHNOLOGY VENTURES LP
filed 1997-08-13
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1997

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

                       WESTFORD TECHNOLOGY VENTURES, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1997 (Unaudited) and December 31, 1996

Schedule of Portfolio Investments as of June 30, 1997 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 1997 and 1996 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1997 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS


                                                                                        June 30, 1997         December 31,
                                                                                         (Unaudited)                 1996
ASSETS

Portfolio investments at fair value (cost $10,528,421 at
   June 30, 1997 and $9,928,421 at December 31, 1996)                                 $     8,771,727         $      7,948,265
Cash and cash equivalents                                                                     132,440                  900,186
Deposit in escrow                                                                                   0                   32,985
Receivable from securities sold (net of unamortized discount of
   $78,207 at June 30, 1997 and $85,029 at December 31, 1996)                                 139,749                  160,642
Accrued interest receivable                                                                    85,079                   34,854
                                                                                      ---------------         ----------------

TOTAL ASSETS                                                                          $     9,128,995         $      9,076,932
                                                                                      ===============         ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                      $        32,592         $         53,337
Due to Independent General Partners                                                            10,500                   10,500
                                                                                      ---------------         ----------------
   Total liabilities                                                                           43,092                   63,837
                                                                                      ----------------------------------------

Partners' Capital:
Managing General Partner                                                                      562,976                  559,134
Individual General Partners                                                                     3,619                    3,674
Limited Partners (11,217 Units)                                                            10,276,002               10,430,443
Unallocated net unrealized depreciation of investments                                     (1,756,694)              (1,980,156)
                                                                                      --------------- ------------------------
   Total partners' capital                                                                  9,085,903                9,013,095
                                                                                      ----------------------------------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $     9,128,995         $      9,076,932
                                                                                      ===============         ================


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
June 30, 1997


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
EIS International, Inc.(A) (B)
206,267 shares of Common Stock                                           Mar. 1990           $    2,726,335       $   1,663,028
Warrants to purchase 29,015 shares of Common Stock
   at $1.41 per share, expiring between 12/31/98 and 3/23/00                                        438,469             193,118
-------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc. *
1,342,491 shares of Common Stock                                         Oct. 1989                1,243,686             671,246
Demand Promissory Note at 1% plus prime due 12/31/97                                                105,000             105,000
Warrants to purchase 206,003 shares of Common Stock at
   $0.01 per share, expiring between 12/31/97 and 6/30/98                                            74,603             100,941
-------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*(C)
742,304 shares of Preferred Stock                                        June 1989                3,511,351           2,041,340
274,862 shares of Common Stock                                                                      142,681             755,871
Demand Promissory Notes at 8%                                                                     1,497,500           1,497,500
Warrants to purchase 424,394 shares of Common Stock
   at $.50 per share, expiring between 12/31/97 and 4/30/03                                               0             954,887
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 04/30/03                                                                     0                   0
-------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
788,796 shares of Preferred Stock                                        Oct. 1992                  788,796             788,796
-------------------------------------------------------------------------------------------------------------------------------

TOTALS                                                                                       $   10,528,421       $   8,771,727
                                                                                             ==============       =============



 (A)     Public company.

(B) In June 1997, the Partnership received 16,682 common shares of EIS International, Inc., which were previously held in escrow in connection with the 1996 merger of EIS and Cybernetics Systems, Inc. Additionally, in July 1997, the Partnership received a $1,320 cash payment, representing the final escrow release. As a result of the final escrow settlement, the Partnership realized a loss of $31,665 in June 1997.

(C) During the quarter, the Partnership completed follow-on investments in Spectrix Corporation totaling $300,000, acquiring a series of promissory demand notes.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                         Three Months Ended             Six Months Ended
                                                                              June 30,                      June 30,

                                                                          1997          1996           1997           1996
                                                                     --------------  -----------  --------------   -------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                            $        2,777  $       16,548   $    10,460    $       23,931
   Interest and other income (loss) from portfolio
     investments                                                           31,864           9,814        58,599            19,392
                                                                   --------------  --------------   -----------    --------------
   Totals                                                                  34,641          26,362        69,059            43,323
                                                                   --------------  --------------   -----------    --------------

   Expenses:
   Management fee                                                          55,896          55,941       111,792           111,902
   Professional fees                                                        8,242          13,958        16,870            16,177
   Mailing and printing                                                     3,522           3,444         6,692            15,204
   Independent General Partners' fees                                      10,500          10,500        21,000            21,000
   Other expenses                                                          10,882          11,940        31,694            26,646
                                                                   --------------  --------------   -----------    --------------
   Totals                                                                  89,042          95,783       188,048           190,929
                                                                   --------------  --------------   -----------    --------------

NET INVESTMENT LOSS                                                       (54,401)        (69,421)     (118,989)         (147,606)

Net realized gain (loss) from portfolio investments                       (31,665)        657,115       (31,665)        2,929,998
                                                                   --------------  --------------   -----------    --------------

NET REALIZED GAIN (LOSS) FROM
   OPERATIONS (allocable to Partners)                                     (86,066)        587,694      (150,654)        2,782,392

Net change in unrealized depreciation of investments                      650,254       1,299,171       223,462          (844,177)
                                                                   --------------  --------------   -----------    --------------

NET INCREASE IN NET ASSETS RESULTING
   FROM OPERATIONS                                                 $      564,188  $    1,886,865   $    72,808    $    1,938,215
                                                                   ==============  ==============   ===========    ==============

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30,



                                                                                                   1997               1996
                                                                                              --------------      --------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $     (118,989)     $    (147,606)

Adjustments to reconcile net investment loss to cash used for operating activities:

Increase in accrued interest on short-term investments                                                     -             (2,153)
Increase in accrued interest receivable                                                              (49,856)            (6,281)
Increase (decrease) in payables                                                                      (20,745)            12,027
                                                                                              --------------      -------------
Cash used for operating activities                                                                  (189,590)          (144,013)
                                                                                              --------------      -------------

CASH FLOWS (USED FOR) PROVIDED FROM
   INVESTING ACTIVITIES

Net return (purchase of) short-term investments                                                            -         (1,142,815)
Cost of portfolio investments purchased                                                             (600,000)          (360,000)
Proceeds from the sale of portfolio investments                                                       21,844          1,527,817
Proceeds from repayment of bridge loan                                                                     -            100,000
                                                                                              --------------      -------------
Cash (used for) provided from investing activities                                                  (578,156)           125,002
                                                                                              --------------      -------------

Decrease in cash and cash equivalents                                                               (767,746)           (19,011)
Cash and cash equivalents at beginning of period                                                     900,186            206,504
                                                                                              --------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $      132,440      $     187,493
                                                                                              ==============      =============



See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Six Months Ended June 30, 1997



                                                                                               Unallocated
                                           Managing       Individual                        Net Unrealized
                                            General         General           Limited       Depreciation of
                                            Partner        Partners          Partners          Investments           Total

Balance at beginning of period          $    559,134       $  3,674      $    10,430,443     $   (1,980,156)    $     9,013,095

Net investment loss                           10,426            (46)            (129,369)                 -            (118,989)

Net realized loss from portfolio
investments                                   (6,584)            (9)             (25,072)                 -             (31,665)

Net change in unrealized
depreciation of investments                        -              -                    -            223,462             223,462
                                        ------------       --------      ---------------     --------------     ---------------

Balance at end of period                $    562,976       $  3,619      $    10,276,002(A)  $   (1,756,694)    $     9,085,903
                                        ============       ========      ===============     ==============     ===============


(A)  The net asset value  per  $1,000  unit of  limited  partnership  interest,
     including  an assumed   allocation  of  net  unrealized   depreciation  of
     investments, is $792.


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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued



Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $1,756,694 at June 30, 1997, which was recorded for financial statement purposes, was not recognized for tax purposes. From inception to June 30, 1997, timing differences relating to net realized gains totaling $984,700 have been recorded on the Partnership's financial statements but have not yet been recorded on the Partnership's tax return. Additionally, syndication costs relating to the selling of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued


6.     Classification of Portfolio Investments

The Partnership's investments were categorized as follows as of June 30, 1997:


                                                                                                          Percentage of
Type of Investments                                        Cost                   Fair Value                  Net Assets*
-------------------                                   ---------------           ---------------               -----------
Preferred Stock                                      $      4,300,147            $    2,830,136               31.15%
Common Stock                                                4,625,774                 4,339,091               47.75%
Debt Securities                                             1,602,500                 1,602,500               17.64%
                                                     ----------------            --------------               ------

Total                                                $     10,528,421            $    8,771,727               96.54%
                                                     ================            ==============               ======

Country/Geographic Region
Midwestern U.S.                                      $      6,574,821            $    6,126,785               67.43%
Eastern U.S.                                                3,953,600                 2,644,942               29.11%
                                                     ----------------            --------------               ------

Total                                                $     10,528,421            $    8,771,727               96.54%
                                                     ================            ==============               ======

Industry
Wireless Communications                              $      5,151,532            $    5,249,598               57.78%
Computer Software                                           3,164,804                 1,856,146               20.43%
Vending Equipment                                           1,423,289                   877,187                9.65%
Semiconductors                                                788,796                   788,796                8.68%
                                                     ----------------            --------------              -------

Total                                                $     10,528,421            $    8,771,727               96.54%
                                                     ================            ==============               ======

* Percentage of net assets is based on fair value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At June 30, 1997, the Partnership held $132,400 in an interest-bearing cash account. The Partnership earned $2,800 and $10,500 of interest for the three and six months ended June 30, 1997, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in short term securities.

During the three months ended June 30, 1997, the Partnership made a $300,000 follow-on investment in Spectrix Corporation. The Partnership has fully invested its original net proceeds of $10.5 million and will not make investments in any new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies when required.

Funds needed to cover the Partnership's future follow-on investments and operating expenses will be obtained from existing cash reserves, interest and other income from portfolio investments and proceeds from the sale of portfolio investments.

Results of Operations

For the three and six months ended June 30, 1997, the Partnership had a net realized loss from operations of $86,100 and $150,700, respectively. For the three and six months ended June 30, 1996, the Partnership had a net realized gain from operations of $587,700 and $2.8 million, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (investment income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and six months ended June 30, 1997, the Partnership had a net realized loss from its portfolio investments of $31,700 relating to the final escrow payment received in connection with the 1996 merger of EIS International, Inc. and Cybernetics Systems, Inc. In June 1997, the Partnership received 16,682 common shares of EIS, representing 100% of the shares held in escrow. However, in connection with a settlement agreement among EIS and the former Cybernetics shareholders, the Partnership received $1,320, in July 1997, representing only a portion of the $32,985 balance held. As a result, the Partnership realized a loss of $31,665 for the quarter ended June 30, 1997.

For the three and six months ended June 30, 1996, the Partnership had a net realized gain from its portfolio investments of $657,100 and $2.9 million, respectively. In May 1996, the Partnership sold its remaining 21,673 shares of Cincinnati Bell Inc. common stock for $1.1 million, realizing a gain of $657,100. During the three months ended March 31, 1996, EIS International, Inc., a public company, merged with Cybernetics Systems International, Inc. In exchange for its Cybernetics holdings, the Partnership received $460,245 in cash, 206,267 shares of restricted EIS common stock and warrants to purchase 29,015 shares of EIS common stock at $1.41 per share. Of the total merger consideration, $32,985 of cash and 16,682 shares of EIS common stock were placed in escrow and released in June and July 1997, as discussed above. The Partnership realized a gain of $2.2 million in connection with the merger during the first quarter of 1996.

Investment Income and Expenses - Net investment loss for the three months ended June 30, 1997 and 1996 was $54,400 and $69,400, respectively. The decrease in net investment loss for the 1997 period as compared to the same period in 1996, resulted primarily from a $22,000 increase in income from portfolio investments partially offset by a $14,000 decrease in interest from short term investments. Additionally, operating expenses declined by $7,000 for the 1997 period compared to the 1996 period. The increase in income from portfolio investments relates to the additional promissory notes of Spectrix Corporation held by the Partnership during the 1997 period compared to the same period in 1996. The decrease in interest from short-term investments primarily is due to a reduction in funds available for investment in such securities during the 1997 period. The decrease in operating expenses resulted primarily from reduced professional fees during the 1997 period.

Net investment loss for the six months ended June 30, 1997 and 1996 was $119,000 and $147,600, respectively. The decrease in net investment loss for the 1997 period compared to the 1996 period primarily resulted from a $39,200 increase in income from portfolio investments related to the promissory notes of Spectrix Corporation, as discussed above, partially offset by a $13,500 decrease in interest from short-term securities, reflecting the reduction of funds available for investment in such securities during the 1997 period. Additionally, operating expenses declined by only $2,900 for the 1997 period compared to the 1996 period.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at the annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum annual fee of $200,000. The management fee for the three months ended June 30, 1997 and 1996 was $56,000 for both periods. The management fee for the six months ended June 30, 1997 and 1996 was $112,000 for both periods. To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest received from short-term investments, income earned from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the six months ended June 30, 1997, the Partnership had a $223,500 unrealized gain, resulting from the net upward revaluation of its investment in EIS International, Inc., reflecting the increased public market price of the company's common stock at the end of the period. Accordingly, net unrealized appreciation of investments increased by $223,500 for the six month period.

For the six months ended June 30, 1996, the Partnership had a $2.0 million net unrealized gain resulting the net upward revaluation of its publicly-traded securities. Additionally during the six month period, $2.8 million was transferred from unrealized gain to realized gain due to the sale of Cybernetics and Cincinnati Bell, as discussed above. The $2.8 million transfer to realized gain, partially offset by the additional $2.0 million unrealized gain, resulted in an $844,200 decrease in net unrealized appreciation of investments for the six month period.

Net Assets - Changes in net assets  resulting from  operations are comprised of
 1) net realized gain or loss from  operations and
2) changes in net unrealized appreciation or depreciation of investments.

At June 30, 1997, the Partnership's net assets were $9.1 million, up $72,800 from $9.0 million at December 31, 1996. The $72,800 increase was comprised of the $223,500 increase to net unrealized appreciation of investments, partially offset by the $150,700 net realized loss from operations for the six month period.

At June 30, 1996, the Partnership's net assets were $12.7 million, up $1.9 million from $10.8 million at December 31, 1995. The $1.9 million increase was comprised of the $2.8 million net realized gain from operations offset by the $844,200 decrease to net unrealized appreciation of investments for the six month period.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at June 30, 1997 and December 31, 1996 was $792 and $790,
respectively.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

The 1997 Annual Meeting of Limited Partners was held on June 27, 1997. The following matters were voted on and approved.

                                                                      Affirmative
                                                                         Votes                Withheld

Election of the four Individual General Partners,
Jeffrey T. Hamilton, Robert S. Ames, Alfred M.
Bertocchi and George M. Weimer to serve for
the ensuing year.                                                       4,802                  1,127





                                                                      Affirmative             Negative
                                                                         Votes                  Votes              Abstentions


Election of the General Partner, WTVI Co., L.P. to
serve for the ensuing year.                                             4,787                  1,142                 0

Approval of the continuance of the
Management Agreement between the
Partnership and the Management Company                                  4,359                  1,111                 459

Ratification of the selection of
BDO Seidman LLP as independent
auditors for the Partnership's fiscal
year ending December 31, 1997                                           5,026                  490                   413

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



Date:         August 13, 1997