Form 10-Q
period 1997-09-30
WESTFORD TECHNOLOGY VENTURES LP
filed 1997-11-13
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the Quarterly Period Ended September 30, 1997

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

                       WESTFORD TECHNOLOGY VENTURES, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1997 (Unaudited) and December 31, 1996

Schedule of Portfolio Investments as of September 30, 1997 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1997 and 1996 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1997 and 1996 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1997 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS


                                                                                        September 30,
                                                                                            1997                 December 31,
                                                                                         (Unaudited)                 1996
ASSETS

Portfolio investments at fair value (cost $10,528,421 at
   September 30, 1997 and $9,928,421 at December 31, 1996)                            $     6,955,069         $      7,948,265
Cash and cash equivalents                                                                      63,665                  900,186
Deposit in escrow                                                                                   -                   32,985
Receivable from securities sold (net of unamortized discount of
   $71,997 at September 30, 1997 and $85,029 at December 31, 1996)                            133,862                  160,642
Accrued interest receivable                                                                   117,444                   34,854
                                                                                      ---------------         ----------------

TOTAL ASSETS                                                                          $     7,270,040         $      9,076,932
                                                                                      ===============         ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                      $        37,874         $         53,337
Due to Independent General Partners                                                            10,500                   10,500
                                                                                      ---------------         ----------------
   Total liabilities                                                                           48,374                   63,837
                                                                                      ----------------------------------------

Partners' Capital:
Managing General Partner                                                                      570,139                  559,134
Individual General Partners                                                                     3,599                    3,674
Limited Partners (11,217 Units)                                                            10,221,280               10,430,443
Unallocated net unrealized depreciation of investments                                     (3,573,352)              (1,980,156)
                                                                                      --------------- ------------------------
   Total partners' capital                                                                  7,221,666                9,013,095
                                                                                      ----------------------------------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $     7,270,040         $      9,076,932
                                                                                      ===============         ================


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
September 30, 1997


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
EIS International, Inc.(A)
206,267 shares of Common Stock                                           Mar. 1990           $    2,726,335       $   1,650,136
Warrants to purchase 29,015 shares of Common Stock
   at $1.41 per share, expiring between 12/31/98 and 3/23/00                                        438,469             191,305
-------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc. *
1,342,491 shares of Common Stock                                         Oct. 1989                1,243,686             671,246
Demand Promissory Note at 1% plus prime due 12/31/97                                                105,000             105,000
Warrants to purchase 206,003 shares of Common Stock at
   $0.01 per share, expiring between 12/31/97 and 6/30/98                                            74,603             100,941
-------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*
742,304 shares of Preferred Stock                                        June 1989                3,511,351           1,113,458
274,862 shares of Common Stock                                                                      142,681             412,293
Demand Promissory Notes at 8%                                                                     1,497,500           1,497,500
Warrants to purchase 424,394 shares of Common Stock
   at $.50 per share, expiring between 12/31/97 and 4/30/03                                               0             424,394
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 04/30/03                                                                     0
-----------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
788,796 shares of Preferred Stock                                        Oct. 1992                  788,796             788,796
-------------------------------------------------------------------------------------------------------------------------------

TOTALS                                                                                       $   10,528,421       $   6,955,069
                                                                                             ==============       =============



 (A) Public company.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                    Three Months Ended                     Nine Months Ended
                                                                       September 30,                         September 30,

                                                                    1997            1996              1997             1996
                                                             ---------------  ----------------  ---------------    --------

INVESTMENT INCOME AND EXPENSES

     Income:
     Interest from short-term investments                    $           904  $         20,009  $        11,364    $      43,940
     Interest and other income from portfolio
       investments                                                    38,549            13,516           97,148           32,908
                                                             ---------------  ----------------  ---------------    -------------
     Totals                                                           39,453            33,525          108,512           76,848
                                                             ---------------  ----------------  ---------------    -------------

     Expenses:
     Management fee                                                   55,896            55,941          167,688          167,843
     Professional fees                                                15,738            14,944           58,108           48,121
     Mailing and printing                                              2,103             2,868            8,795           18,072
     Independent General Partners' fees                               10,500            10,500           31,500           31,500
     Miscellaneous                                                     2,795             3,687            8,989           13,333
                                                             ---------------  ----------------  ---------------    -------------
     Totals                                                           87,032            87,940          275,080          278,869
                                                             ---------------  ----------------  ---------------    -------------

NET INVESTMENT LOSS                                                  (47,579)          (54,415)        (166,568)        (202,021)

Net realized gain (loss) from portfolio investments                        -                 -          (31,665)       2,929,998
                                                             ---------------  ----------------  ---------------    -------------

NET REALIZED GAIN (LOSS) FROM
     OPERATIONS - (allocable to Partners)                            (47,579)          (54,415)        (198,233)       2,727,977

Net change in unrealized depreciation of
     investments                                                  (1,816,658)       (2,231,233)      (1,593,196)      (3,075,410)
                                                             ---------------  ----------------  ---------------       ----------

NET DECREASE IN NET ASSETS
     RESULTING FROM OPERATIONS                               $    (1,864,237) $     (2,285,648) $    (1,791,429)   $    (347,433)
                                                             ===============  ================  ===============    =============

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30,


                                                                                                     1997             1996
                                                                                               --------------     --------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                             $    (166,568)    $    (202,021)

Adjustments to reconcile net investment loss to cash used for operating activities:

Increase in accrued interest on short-term investments                                                      -            (6,836)
Increase in accrued interest receivable                                                               (84,625)          (16,574)
(Decrease) increase in payables                                                                       (15,463)            3,967
                                                                                                -------------     -------------
Cash used for operating activities                                                                   (266,656)         (221,464)
                                                                                                -------------     -------------

CASH FLOWS (USED FOR) PROVIDED FROM INVESTING
   ACTIVITIES

Net purchase of short-term investments                                                                      -          (841,921)
Cost of portfolio investments purchased                                                              (600,000)         (710,000)
Proceeds from the sale of portfolio investments                                                        30,135         1,538,850
Repayment of promissory notes                                                                               -           100,000
                                                                                                -------------     -------------
Cash (used for) provided from investing activities                                                   (569,865)           86,929
                                                                                                -------------     -------------

Decrease in cash and cash equivalents                                                                (836,521)         (134,535)
Cash and cash equivalents at beginning of period                                                      900,186           206,504
                                                                                                -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $      63,665     $      71,969
                                                                                                =============     =============


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Nine Months Ended September 30, 1997



                                                                                               Unallocated
                                           Managing       Individual                        Net Unrealized
                                            General         General           Limited       Depreciation of
                                            Partner        Partners          Partners          Investments           Total

Balance at beginning of period          $    559,134       $  3,674      $    10,430,443     $   (1,980,156)    $     9,013,095

Net investment loss                           17,589            (66)            (184,091)                 -            (166,568)

Net realized loss from portfolio
investments                                   (6,584)            (9)             (25,072)                 -             (31,665)

Net change in unrealized
depreciation of investments                        -              -                    -         (1,593,196)         (1,593,196)
                                        ------------       --------      ---------------     --------------     ---------------

Balance at end of period                $    570,139       $  3,599      $    10,221,280(A)  $   (3,573,352)    $     7,221,666
                                        ============       ========      ===============     ==============     ===============


(A)  The net asset  value  per  $1,000  unit of  limited  partnership  interest,
     including  an  assumed   allocation  of  net  unrealized   depreciation  of
     investments, is $637.


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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued



Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $3,573,352 at September 30, 1997, which was recorded for financial statement purposes, has not been recognized for tax purposes. From inception to September 30, 1997, other timing differences relating to net realized gains totaling $984,700 have been recorded on the Partnership's financial statements but have not yet been recorded on the Partnership's tax return. Additionally, syndication costs relating to the selling of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

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

The Management Company also directly provides certain shareholder services and database management support for Limited Partners of the Partnership. For such services, the Management Company receives $8,500 per quarter. This amount is paid to the Management Company in addition to the regular management fee discussed above.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued


6.     Classification of Portfolio Investments

The Partnership's investments were categorized as follows as of September 30, 1997:


                                                                                                          Percentage of
Type of Investments                                        Cost                   Fair Value                  Net Assets*
-------------------                                   ---------------           ---------------               -----------
Preferred Stock                                      $      4,300,147            $    1,902,254               26.34%
Common Stock                                                4,625,774                 3,450,315               47.78%
Debt Securities                                             1,602,500                 1,602,500               22.19%
                                                     ----------------            --------------               ------

Total                                                $     10,528,421            $    6,955,069               96.31%
                                                     ================            ==============               ======

Country/Geographic Region
Midwestern U.S.                                      $      6,574,821            $    4,324,832               59.89%
Eastern U.S.                                                3,953,600                 2,630,237               36.42%
                                                     ----------------            --------------               ------

Total                                                $     10,528,421            $    6,955,069               96.31%
                                                     ================            ==============               ======

Industry
Wireless Communications                              $      5,151,532            $    3,447,645               47.74%
Computer Software                                           3,164,804                 1,841,441               25.50%
Vending Equipment                                           1,423,289                   877,187               12.15%
Semiconductors                                                788,796                   788,796               10.92%
                                                     ----------------            --------------              -------

Total                                                $     10,528,421            $    6,955,069               96.31%
                                                     ================            ==============               ======

* Fair value as a percentage of net assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At September 30, 1997, the Partnership held $63,700 in an interest-bearing cash account. The Partnership earned $900 and $11,400 of interest from its cash balances for the three and nine months ended September 30, 1997, respectively. Interest earned from cash balances and short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in cash balances and amounts available for investment in short-term securities.

The Partnership has fully invested its original net proceeds of $10.5 million and will not make investments in any new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies when required. The Partnership made no follow-on investments in existing portfolio companies during the three months ended September 30, 1997.

Funds needed to cover the Partnership's future follow-on investments and operating expenses will be obtained from existing cash reserves, interest and other investment income and from proceeds from the sale of portfolio investments.

Results of Operations

For the three and nine months ended September 30, 1997, the Partnership had a net realized loss from operations of $47,600 and $198,200, respectively. For the three and nine months ended September 30, 1996, the Partnership had a net realized loss from operations of $54,400 and a net realized gain from operations of $2.7 million, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (investment income less operating expenses).

Realized Gains and Losses from Portfolio Investments - The Partnership had no realized gains or losses from its portfolio investments during the three months ended September 30, 1997. For the nine months ended September 30, 1997, the Partnership had a net realized loss from its portfolio investments of $31,700 relating to the final escrow payment received in connection with the 1996 merger of EIS International, Inc. with Cybernetics Systems, Inc. In June 1997, the Partnership received 16,682 common shares of EIS, representing 100% of the shares previously held in escrow. However, in connection with a settlement agreement among EIS and the former Cybernetics shareholders, the Partnership received $1,320, representing only a portion of the $32,985 cash balance previously held in escrow. As a result, the Partnership realized a loss of $31,665 for the quarter ended June 30, 1997.

For the three months ended September 30, 1996, the Partnership had no realized gains or losses from its portfolio investments. For the nine months ended September 30, 1996, the Partnership had a net realized gain from its portfolio investments of $2.9 million. In May 1996, the Partnership sold its remaining 21,673 shares of Cincinnati Bell Inc. common stock in the public market for $1.1 million, realizing a gain of $657,000. In March 1996, EIS International, Inc., a public company, completed its merger with Cybernetics Systems International, Inc. In connection with the merger, the Partnership exchanged its Cybernetics holdings for $460,245 in cash, 206,267 shares of restricted EIS common stock and warrants to purchase 29,015 shares of EIS common stock at $1.41 per share. Of the total merger consideration, $32,985 of cash and 16,682 shares of EIS common stock were placed in escrow and released during 1997 as discussed above. The Partnership realized a gain of $2.2 million in connection with the merger during the first quarter of 1996.

Investment Income and Expenses - Net investment loss for the three months ended September 30, 1997 and 1996 was $47,600 and $54,400, respectively. The decrease in net investment loss for the 1997 period as compared to the same period in 1996, primarily resulted from a $25,000 increase in interest income from portfolio investments partially offset by a $19,100 decrease in interest from short-term investments. The increase in interest income from portfolio investments relates to the additional promissory notes of Spectrix Corporation held by the Partnership during the 1997 period compared to the same period in 1996. The decrease in interest from short-term investments primarily is due to a reduction of funds available for investment in such securities during the 1997 period. Operating expenses remained relatively flat at $87,000 for the 1997 period compared to $87,900 for the same period in 1996.

Net investment loss for the nine months ended September 30, 1997 and 1996 was $166,600 and $202,000, respectively. The decrease in net investment loss for the 1997 period compared to the same period in 1996, primarily resulted from a $64,200 increase in interest income from portfolio investments relating to the additional promissory notes of Spectrix Corporation, as discussed above, partially offset by a $32,600 decrease in interest from short-term investments, reflecting the reduction of funds available for investment in such securities during the 1997 period. Additionally, operating expenses declined by only $3,800 for the 1997 period compared to the 1996 period.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at the annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum annual fee of $200,000. The management fee for the three months ended September 30, 1997 and 1996 was approximately $56,000 for both periods. The management fee for the nine months ended September 30, 1997 and 1996 was approximately $168,000 for both periods. To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest and other investment income and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the nine months ended September 30, 1997, the Partnership had $1.6 million net unrealized loss, primarily resulting from the net downward revaluation of its investment in Spectrix Corporation at the end of the period. Accordingly, net unrealized depreciation increased by $1.6 million for the nine month period.

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

At September 30, 1997, the Partnership's net assets were $7.2 million, down $1.8 million from $9.0 million at December 31, 1996. The $1.8 million decrease was comprised of the $1.6 million increase to net unrealized depreciation of investments and the $198,200 net realized loss from operations for the nine month period.

At September 30, 1996, the Partnership's net assets were $10.4 million, down $347,400 from $10.8 million at December 31, 1995. The $347,400 decrease was comprised of the $3.1 million decrease in net unrealized appreciation of investments exceeding the $2.7 million net realized gain from operations for the nine month period.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at September 30, 1997 and December 31, 1996 was $637 and $790, respectively.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the period covered by this report.

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



Date:         November 13, 1997