Form 10-K
period 1997-12-31
WESTFORD TECHNOLOGY VENTURES LP
filed 1998-03-27
CIK 821472

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X]      Annual Report Pursuant to Section 13 or 15(d) of The Securities
          Exchange Act of 1934

For the Fiscal Year Ended December 31, 1997

OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the transition period from                  to
                             Commission file number 0-16208


                       WESTFORD TECHNOLOGY VENTURES, L.P.
===========================================================================
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 16, 1998, 11,204 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.




                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the definitive proxy statement relating to the 1998 Annual Meeting of the Limited Partners of the Registrant, to be held on June 26, 1998 (the "Annual Meeting Proxy Statement") are incorporated herein by reference in Part III hereof. The Annual Meeting Proxy Statement will be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1997.

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

In 1988 and 1989, the Partnership publicly offered, through The Stuart-James Company, Incorporated (the "Selling Agent"), 35,000 units of limited partnership interest ("Units") at $1,000 per Unit. The Units were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form N-2 (File No. 33-16891) which was declared effective on May 12, 1988. The Partnership held its initial and final closings on November 25, 1988 and January 31, 1989, respectively. A total of 11,217 Units were sold to limited partners (the "Limited Partners"). Gross capital contributions to the Partnership total $11,333,170, comprised of $11,217,000 from the Limited Partners, $112,170 from the Managing General Partner and $4,000 from the Individual General Partners.

The Partnership is scheduled to terminate on December 31, 1998, subject to the right of the Individual General Partners to extend the term for up to two additional two-year periods if they determine that such extension is in the best interest of the Partnership. The Partnership will terminate no later than December 31, 2002.

The Venture Capital Investments

From its inception to December 31, 1997, the Partnership made cash investments totaling $11.1 million, in eight portfolio investments. The Partnership has fully invested its original net proceeds and will not make additional investments in new portfolio companies. However, the Partnership will make additional follow-on investments in existing portfolio companies when required. At December 31, 1997, the Partnership had active investments in four portfolio companies with an aggregate cost basis of $10.5 million and a fair value of $6.4 million. As of December 31, 1997, the Partnership had fully or partially liquidated investments with an aggregate cost basis of $3.8 million. These liquidated investments returned $5.6 million, resulting in a cumulative net realized gain of $1.8 million. Additionally, from its inception to December 31, 1997, the Partnership had earned $584,000 of interest and dividend income from its portfolio investments. As a result, from its inception to December 31, 1997, the Partnership had a cumulative return from its venture capital investments of $2.4 million.

During 1997, the Partnership completed follow-on investments in Spectrix Corporation totaling $600,000. There were no portfolio liquidations during 1997. The venture capital investments made during 1997 and other events affecting the Partnership's portfolio investments are listed below.

      During 1997, the Partnership completed follow-on investments in Spectrix Corporation totaling $600,000, acquiring a series of demand promissory notes. In March 1997, the expiration date of the Partnership's warrant to purchase 50,000 shares of Spectrix common stock at $4.00 per share was extended to 4/30/03 and, in December 1997, the expiration date of the Partnership's warrant to purchase an additional 260,000 common shares at $.50 per share was extended to 12/31/99.

      In June 1997, the Partnership received 16,682 common shares of EIS International, Inc., which were previously held in escrow in connection with the 1996 merger of EIS and Cybernetics Systems, Inc. Additionally, in July 1997, the Partnership received a $1,320 cash payment, representing the final EIS escrow release. As a result of the final escrow settlement, the Partnership realized a loss of $31,665 during 1997.

      In December 1997, the Partnership exercised warrants for the purchase of 138,000 shares of Inn-Room Systems, Inc. common stock. The cost to exercise such warrants, totaling $1,380, was paid through the reduction of the principal balance of the demand promissory note, due from the company, from $105,000 to $103,620. The maturity date of the demand promissory note was extended to 12/31/98.

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

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

There is no established public trading market for the Units and it is not anticipated that any public market for the Units will develop. Consequently, Limited Partners cannot easily liquidate their investment. Several independent broker/dealers provide an informal secondary market for limited partnership interests. Units of limited partnership interest of the Partnership have traded through this market on a limited basis. Transfers of Units are subject to certain restrictions pursuant to the Partnership Agreement and also may be affected by restrictions on resale imposed by the laws of certain states.

The approximate number of holders of Units as of March 16, 1998 is 1,812. The Managing General Partner and the four Individual General Partners of the Partnership also hold interests in the Partnership. Information contained in
Item 12 of this report "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

The Partnership did not make any cash distributions to its Partners in 1997, 1996 or 1995 and has not made any cash distributions to Partners since the inception of the Partnership.

Item 6.       Selected Financial Data.

($ In Thousands, Except For Per Unit Information)

                                                                           Years Ended December 31,

                                                             1997          1996            1995           1994          1993
                                                          ---------      ---------      ---------       --------     -------

Total assets                                              $  6,655       $   9,077      $  10,817       $  8,471     $    8,981

Net assets                                                   6,578           9,013         10,775          8,432          8,932

Cost of portfolio investments                                  600           1,033            336          1,464          1,143

Cumulative cost of portfolio investments                    11,119          10,519          9,487          9,151          7,687

Net unrealized (depreciation) appreciation
of portfolio investments                                    (4,162)         (1,980)         2,448           (227)          (406)

Net investment loss                                           (222)           (257)          (318)          (295)          (269)

Net realized (loss) gain on investments                        (32)          2,923            (14)          (384)             -

Change in unrealized depreciation or
appreciation of investments                                 (2,181)         (4,428)         2,674            180             95

(Decrease) increase in net assets
resulting from operations                                   (2,435)         (1,762)         2,343           (500)          (173)


PER UNIT OF LIMITED
PARTNERSHIP INTEREST

Net asset value, including net unrealized
appreciation or depreciation of investments                $   580        $    790       $    920        $   744       $    788

Net investment loss                                            (22)            (24)           (28)           (26)           (24)

Net realized (loss) gain on investments                         (2)            219             (1)           (34)             -

Change in unrealized depreciation or
appreciation of investments                                   (186)           (325)           205             16              9

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations.

Liquidity and Capital Resources

As of December 31, 1997, the Partnership had $16,000 in an interest-bearing cash account. During 1997, the Partnership held short-term securities with maturities typically ranging from 30 days to 90 days. Interest earned from such short-term securities and interest-bearing cash balances was $12,000, $56,000 and $37,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Interest earned from cash balances and short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in cash balances and amounts available for investment in short-term securities.

The Partnership has fully invested the net proceeds received from the offering of Units and will not make additional investments in new portfolio companies. However, the Partnership will make additional follow-on investments in existing portfolio companies when required. As discussed below, during 1997, the Partnership completed follow-on investments totaling $600,000 in Spectrix Corporation.

Funds needed to cover the Partnership's future follow-on investments and operating expenses will be obtained from existing cash reserves, interest and other investment income and from proceeds from the sale of portfolio investments.

Results of Operations

For the year ended December 31, 1997, the Partnership had a net realized loss from operations of $254,000. For the years ended December 31, 1996 and 1995, the Partnership had a net realized gain from operations of $2.7 million and a net realized loss from operations of $332,000, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 1997, the Partnership had a net realized loss from its portfolio investments of $32,000, relating to the final escrow payment received, during 1997, in connection with the 1996 merger of EIS International, Inc. with Cybernetics Systems, Inc. In June 1997, the Partnership received 16,682 common shares of EIS, representing 100% of the shares previously held in escrow. However, in connection with a settlement agreement among EIS and the former Cybernetics shareholders, the Partnership received $1,320, representing only a portion of the $32,985 cash balance previously held in escrow, realizing a loss of $31,665 for 1997.

For the year ended December 31, 1996, the Partnership had a net realized gain from its portfolio investments of $2.9 million. In May 1996, the Partnership sold its remaining 21,673 shares of Cincinnati Bell Inc. common stock in the public market for $1.1 million, realizing a gain of $657,100. In March 1996, EIS International, Inc., a public company, completed its merger with Cybernetics Systems International, Inc. In connection with the merger, the Partnership exchanged its Cybernetics holdings for $460,245 in cash, 206,267 shares of restricted EIS common stock and warrants to purchase 29,015 shares of EIS common stock at $1.41 per share. Of the total merger consideration, $32,985 of cash and 16,682 shares of EIS common stock were placed in escrow, the release of which was contingent upon certain events. Claims set forth by EIS International subsequent to the merger were resolved through arbitration, resulting in a loss to the Partnership in 1997, as discussed above. The Partnership recognized a $2.2 million realized gain in 1996 in connection with the merger.

For the year ended December 31, 1995, the Partnership had a net realized loss from its portfolio investments of $14,000. During 1995, the Partnership sold 20,000 shares of Cincinnati Bell Inc. in the public market for $389,000, realizing a loss of $4,000 and wrote-off the remaining cost of its 1% limited partnership interest in Picture Productions, L.P., resulting in a realized loss of $10,000.

Investment Income and Expenses - Net investment loss for the years ended December 31, 1997, 1996 and 1995 was $222,000, $257,000, and $318,000,
respectively. The $35,000 decrease in net investment loss for 1997 compared to 1996 includes a $38,000 increase in investment income offset by a $3,000 increase in operating expenses. The increase in investment income primarily resulted from an $82,000 increase in interest income from portfolio investments partially offset by a $44,000 decrease in interest from short-term investments. The increase in interest income from portfolio investments relates to the additional interest bearing promissory notes due from Spectrix Corporation held by the Partnership during 1997 compared to 1996. The decrease in interest from short-term investments for 1997 compared to 1996 primarily is due to a reduction of funds available for investment in such securities during 1997. The $3,000 increase in operating expenses for 1997 as compared to 1996 includes an $18,000 increase in professional fees, offset by a $15,000 reduction in other operating costs.

The $62,000 decrease in net investment loss for 1996 compared to 1995 includes a $41,000 increase in investment income and a $21,000 decrease in operating expenses. The increase in investment income includes a $20,000 increase in interest earned from short-term investments and a $21,000 increase in interest and dividend income from portfolio investments. The increase in interest from short-term investments was due to an increase in funds available to invest in such securities for 1996 compared to 1995. The increase in interest and dividend income from portfolio investments for 1996 compared to 1995 primarily resulted from an increase in interest bearing securities of Spectrix Corporation and Inn-Room Systems, Inc. held by the Partnership during 1996.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum annual fee of $200,000. The management fee was $224,000 for each of the years ended December 31, 1997, 1996 and 1995. To the extent possible, the management fee and other expenses incurred by the Partnership are paid with funds provided from operations. Funds provided from operations for the periods discussed, primarily were obtained from interest received from short-term investments and interest and other income earned from portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Depreciation or Appreciation of Portfolio Investments - For the year ended December 31, 1997, the Partnership had a $2.2 million net unrealized loss, primarily resulting from the net downward revaluation of its investment in Spectrix Corporation in September 1997. Accordingly, net unrealized depreciation increased by $2.2 million for 1997.

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

Net Assets - Changes in net assets  resulting  from  operations are comprised of
(1) net realized gain or loss from operations and (2) changes in net unrealized appreciation or depreciation of portfolio investments. For the years ended December 31, 1997 and 1996, the Partnership had a net decrease in net assets from operations of $2.4 million and $1.8 million, respectively. For the year ended December 31, 1995, the Partnership had a net increase in net assets from operations of $2.3 million.

At December 31, 1997, the Partnership's net assets were $6.6 million, down $2.4 million from $9.0 million at December 31, 1996. The $2.4 million decrease was comprised of the $2.2 million increase in unrealized depreciation of investments and the $254,000 net realized loss from operations for 1997.

At December 31, 1996, the Partnership's net assets were $9.0 million, down $1.8 million from $10.8 million at December 31, 1995. The $1.8 million decrease was comprised of the $2.6 million net realized gain from operations offset by the $4.4 million increase in unrealized depreciation of investments for 1996.

At December 31, 1995, the Partnership's net assets were $10.8 million, up $2.3 million from $8.4 million at December 31, 1994. The $2.3 million increase was comprised of the $2.7 million increase in unrealized appreciation of investments offset by the $332,000 net realized loss from operations for 1995.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at December 31, 1997, 1996 and 1995 was $580, $790, and $920,
respectively.

Item 8.       Financial Statements and Supplementary Data.


                       WESTFORD TECHNOLOGY VENTURES, L.P.
                                      INDEX

Report of Independent Certified Public Accountants - BDO Seidman, LLP

Balance Sheets as of December 31, 1997 and 1996

Schedule of Portfolio Investments as of December 31, 1997

Schedule of Portfolio Investments as of December 31, 1996

Statements of Operations for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

Statements of Changes in Partners' Capital for the years ended December 31, 1995, 1996 and 1997

Notes to Financial Statements

NOTE - All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Partners
Westford Technology Ventures, L.P.
Newark, New Jersey

We have audited the accompanying balance sheets of Westford Technology Ventures, L.P. (the "Partnership"), including the schedule of portfolio investments, as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westford Technology Ventures, L.P. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include investments valued at $6,366,864 and $7,948,265, at December 31, 1997 and 1996, respectively, representing 97% and 88% of partners' capital, respectively, whose values have been estimated by the managing general partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the managing general partner in arriving at its estimates or value of such investments and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.


BDO Seidman, LLP


New York, New York
February 27, 1998

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS
December 31,


                                                                                                 1997                1996
                                                                                            ---------------   -----------

ASSETS

Portfolio investments, at fair value (cost $10,528,421 at
   December 31, 1997 and $9,928,421 at December 31, 1996)                                   $     6,366,864    $      7,948,265
Cash and cash equivalents                                                                            16,061             900,186
Cash held in escrow                                                                                       -              32,985
Receivable from securities sold (net of unamortized discount of
   $66,322 at December 31, 1997 and $85,029 at December 31, 1996)                                   122,180             160,642
Accrued interest receivable                                                                         150,000              34,854
                                                                                            ---------------    ----------------

TOTAL ASSETS                                                                                $     6,655,105    $      9,076,932
                                                                                            ===============    ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                            $        44,355    $         53,337
Due to Management Company                                                                            22,134                   -
Due to Independent General Partners                                                                  10,500              10,500
                                                                                            ---------------    ----------------
   Total Liabilities                                                                                 76,989              63,837
                                                                                            ---------------    ----------------

Partners' Capital:
Managing General Partner                                                                            577,197             559,134
Individual General Partners                                                                           3,577               3,674
Limited Partners (11,217 Units)                                                                  10,158,899          10,430,443
Unallocated net unrealized depreciation of investments                                           (4,161,557)         (1,980,156)
                                                                                            ---------------    ----------------
   Total Partners' Capital                                                                        6,578,116           9,013,095
                                                                                            ---------------    ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $     6,655,105    $      9,076,932


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1997

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
EIS International, Inc.(A) (B)

206,267 shares of Common Stock                                           Mar. 1990           $    2,726,335       $   1,134,469
Warrants to purchase 29,015 shares of Common Stock
   at $1.41 per share, expiring between 12/31/98 and 3/23/00                                        438,469             118,767
                                                                                             --------------       -------------
                                                                                                  3,164,804           1,253,236
-------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.*(C)
1,480,491 shares of Common Stock                                         Oct. 1989                1,285,894             740,246
Demand Promissory Note at 1% plus prime due 12/31/98                                                103,620             103,620
Warrants to purchase 68,003 shares of Common Stock at
   $0.01 per share, expiring 6/30/98                                                                 33,775              33,321
                                                                                             --------------       -------------
                                                                                                  1,423,289             877,187
-------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*(D)
742,304 shares of Preferred Stock                                        June 1989                3,511,351           1,113,458
274,862 shares of Common Stock                                                                      142,681             412,293
Demand Promissory Notes at 8%                                                                     1,497,500           1,497,500
Warrants to purchase 424,394 shares of Common Stock
   at $.50 per share, expiring between 12/31/99 and 4/30/03                                               0             424,394
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 04/30/03                                                                     0                   0
                                                                                             --------------       -------------
                                                                                                  5,151,532           3,447,645
-------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
788,796 shares of Preferred Stock                                        Oct. 1992                  788,796             788,796
-------------------------------------------------------------------------------------------------------------------------------

TOTALS                                                                                       $   10,528,421       $   6,366,864



 (A) Public company.

(B) In June 1997, the Partnership received 16,682 common shares of EIS International, Inc., which were previously held in escrow in connection with the 1996 merger of EIS and Cybernetics Systems, Inc. Additionally, in July 1997, the Partnership received a $1,320 cash payment, representing the final EIS escrow release. As a result of the final escrow settlement, the Partnership realized a loss of $31,665 during 1997.

(C) In December 1997, the Partnership exercised warrants for the purchase of 138,000 shares of Inn-Room Systems, Inc. common stock. The cost to exercise such warrants, totaling $1,380, was paid through the reduction of the principal balance of the demand promissory note, due from the company, from $105,000 to $103,620. The maturity date of the demand promissory note was extended to 12/31/98.

(D) During the year, the Partnership completed follow-on investments in Spectrix Corporation totaling $600,000, acquiring a series of promissory demand notes. In March 1997, the expiration date of the Partnership's warrant to purchase 50,000 shares of Spectrix common stock at $4.00 per share was extended to 4/30/03 and, in December 1997, the expiration date of the Partnership's warrant to purchase an additional 260,000 common shares at $.50 per share was extended to 12/31/99.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1996


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
EIS International, Inc.
189,585 shares of Common Stock                                           Mar. 1990            $   2,505,841       $   1,308,137
16,682 shares of Common Stock, held in escrow                                                       220,494             115,105
Warrants to purchase 29,015 shares of Common Stock
   at $1.41 per share, expiring between 12/31/98 and 3/23/00                                        438,469             209,439
                                                                                              -------------       -------------
                                                                                                  3,164,804           1,632,681
-------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc. *
1,342,491 shares of Common Stock                                         Oct. 1989                1,243,686             671,254
Demand Promissory Note at 1% plus prime due 12/31/97                                                105,000             105,000
Warrants to purchase 206,003 shares of Common Stock at
   $0.01 per share, expiring between 12/31/97 and 6/30/98                                            74,603             100,941
                                                                                              -------------       -------------
                                                                                                  1,423,289             877,195
-------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*
742,304 shares of Preferred Stock                                        June 1989                3,511,351           2,041,335
274,862 shares of Common Stock                                                                      142,681             755,871
Demand Promissory Notes at 8%                                                                       897,500             897,500
Warrants to purchase 424,394 shares of Common Stock
   at $.50 per share, expiring between 12/31/97 and 4/30/03                                               0             954,887
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 12/2/99 and 2/1/00                                                           0                   0
                                                                                              -------------       -------------
                                                                                                  4,551,532           4,649,593
-------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
788,796 shares of Preferred Stock                                        Oct. 1992                  788,796             788,796
-------------------------------------------------------------------------------------------------------------------------------

TOTALS                                                                                        $   9,928,421       $   7,948,265






 (A)     Public company





* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                                1997              1996                1995
                                                                          ---------------     --------------      --------

INVESTMENT INCOME AND EXPENSES

   Income:

   Interest from short-term investments                                   $        11,692    $        56,377    $        36,711
   Interest and dividend income from portfolio investments                        135,562             53,141             32,112
                                                                          ---------------    ---------------    ---------------
     Total investment income                                                      147,254            109,518             68,823
                                                                          ---------------    ---------------    ---------------

   Expenses:

   Management fee                                                                 223,586            223,784            224,013
   Professional fees                                                               80,330             61,746             87,604
   Independent General Partners' fees                                              42,000             42,000             42,000
   Mailing and printing                                                            18,962             30,250             22,155
   Miscellaneous                                                                    4,289              8,535             11,344
                                                                          ---------------    ---------------    ---------------
     Total expenses                                                               369,167            366,315            387,116
                                                                          ---------------    ---------------    ---------------

NET INVESTMENT LOSS                                                              (221,913)          (256,797)          (318,293)

Net realized (loss) gain from portfolio investments                               (31,665)         2,923,123            (13,589)
                                                                          ---------------    ---------------    ---------------

NET REALIZED (LOSS) GAIN FROM OPERATIONS                                         (253,578)         2,666,326           (331,882)

Change in unrealized depreciation or appreciation
of investments                                                                 (2,181,401)        (4,428,010)         2,674,488
                                                                          ---------------    ---------------    ---------------

NET (DECREASE) INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                              $    (2,434,979)   $    (1,761,684)   $     2,342,606
                                                                          ===============    ===============    ===============





See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,


                                                                                 1997             1996                1995
                                                                            -------------     --------------    ----------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                         $    (221,913)    $     (256,797)   $      (318,293)

Adjustments  to  reconcile  net  investment  loss to  cash  used  for  operating activities:
Decrease (increase) in accrued interest on short-term
   investments                                                                          -              1,395             (1,147)
(Increase) decrease in accrued interest and other receivables                    (117,371)           (35,480)             9,227
Increase in payables                                                               13,152             22,078              3,116
                                                                            -------------     --------------    ---------------
Cash used for operating activities                                               (326,132)          (268,804)          (307,097)
                                                                            -------------     --------------    ---------------

CASH (USED FOR) PROVIDED FROM INVESTING
   ACTIVITIES

Net proceeds from sale or maturity of short-term investments                            -            348,158            149,363
Cost of portfolio investments purchased                                          (600,000)        (1,032,500)          (336,496)
Proceeds from the sale of portfolio investments                                    42,007          1,646,828            419,393
                                                                            -------------     --------------    ---------------
Cash (used for) provided from investing activities                               (557,993)           962,486            232,260
                                                                            -------------     --------------    ---------------

(Decrease) increase in cash and cash equivalents                                 (884,125)           693,682            (74,837)
Cash and cash equivalents at beginning of period                                  900,186            206,504            281,341
                                                                            -------------     --------------    ---------------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                                $      16,061     $      900,186    $       206,504
                                                                            =============     ==============    ===============


Supplemental disclosure of non-cash investing and
   financing activities:
   Proceeds from sale of Cybernetics - EIS stock                                $       -     $    3,164,804             $    -
   Proceeds from sale of Cybernetics - cash held in escrow                      $       -     $       32,985             $    -
   Acquisition of 138,000 common shares of Inn-Room
   Systems, Inc. - through reduction of notes                                   $   1,380     $            -             $    -


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1995, 1996 and 1997

                                                                                               Unallocated
                                                                                             Net Unrealized
                                             Managing      Individual                         Appreciation
                                              General        General          Limited        (Depreciation)
                                              Partner       Partners         Partners        of Investments          Total

Balance at December 31, 1994             $     85,701      $    3,010    $     8,570,096    $      (226,634)    $     8,432,173

Net investment loss                            (3,151)           (112)          (315,030)                 -            (318,293)

Net realized loss from
portfolio investments                            (134)             (5)           (13,450)                 -             (13,589)

Change in unrealized
appreciation of investments                         -               -                  -          2,674,488           2,674,488
                                         ------------      ----------    ---------------    ---------------     ---------------

Balance at December 31, 1995                   82,416           2,893          8,241,616(A)       2,447,854          10,774,779

Net investment loss                             7,981             (94)          (264,684)                 -            (256,797)

Net realized gain from
portfolio investments                         468,737             875          2,453,511                  -           2,923,123

Change in unrealized
depreciation of investments                         -               -                  -         (4,428,010)         (4,428,010)
                                         ------------      ----------    ---------------    ---------------     ---------------

Balance at December 31, 1996                  559,134           3,674         10,430,443(A)      (1,980,156)          9,013,095

Net investment loss                            24,647             (88)          (246,472)                 -            (221,913)

Net realized loss from
portfolio investments                          (6,584)             (9)           (25,072)                 -             (31,665)

Change in unrealized
depreciation of investments                         -               -                  -         (2,181,401)         (2,181,401)
                                         ------------      ----------    ---------------    ---------------     ---------------

Balance at December 31, 1997             $    577,197      $    3,577    $    10,158,899(A) $    (4,161,557)    $     6,578,116
                                         ============      ==========    ===============    ===============     ===============


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation (depreciation) of investments, was $580, $790 and $920 at December 31, 1997, 1996 and 1995,
     respectively.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS - continued



Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $4,161,557 at December 31, 1997, which was recorded for financial statement purposes, has not been recognized for tax purposes. From inception to December 31, 1997, other timing differences relating to net realized gains totaling $1.0 million have been recorded on the Partnership's financial statements but have not yet been recorded on the Partnership's tax return. Additionally, syndication costs relating to the selling of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

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

The Management Company also directly provides certain shareholder services and database management support for the Limited Partners of the Partnership. For such services, the Management Company charges the Partnership $8,500 per quarter. This amount is paid to the Management Company in addition to the regular management fee discussed above.

5.     Independent General Partners' Fees

As compensation for services rendered to the Partnership, each of the three Independent General Partners receives $10,000 annually in quarterly installments and $1,000 for each meeting of the Independent General Partners attended, plus out-of-pocket expenses.

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS - continued

6.     Classification of Portfolio Investments

As of December 31, 1997 and 1996, the Partnership's investments were categorized as follows:

As of December 31, 1997:                                                                         Percentage of
Type of Investments                                        Cost                   Fair Value                  Net Assets*
-------------------                                   ---------------           ---------------               -----------
Preferred Stock                                      $      4,300,147            $    1,902,254               28.92%
Common Stock                                                4,154,910                 2,287,008               34.77%
Common Stock Warrants                                         472,244                   576,482                8.76%
Debt Securities                                             1,601,120                 1,601,120               24.34%
                                                     ----------------            --------------               ------

Total                                                $     10,528,421            $    6,366,864               96.79%
                                                     ================            ==============               ======

Country/Geographic Region
Midwestern U.S.                                      $      6,574,821            $    4,324,832               65.75%
Eastern U.S.                                                3,953,600                 2,042,032               31.04%
                                                     ----------------            --------------               ------

Total                                                $     10,528,421            $    6,366,864               96.79%
                                                     ================            ==============               ======

Industry
Wireless Communications                              $      5,151,532            $    3,447,645               52.41%
Computer Software                                           3,164,804                 1,253,236               19.06%
Vending Equipment                                           1,423,289                   877,187               13.33%
Semiconductors                                                788,796                   788,796               11.99%
                                                     ----------------            --------------              -------

Total                                                $     10,528,421            $    6,366,864               96.79%
                                                     ================            ==============               ======

As of December 31, 1996:                                                                         Percentage of
Type of Investments                                        Cost                   Fair Value                  Net Assets*
-------------------                                   ---------------           ---------------               -----------
Preferred Stock                                       $     4,300,147           $     2,830,131               31.40%
Common Stock                                                4,112,702                 2,850,367               31.63%
Common Stock Warrants                                         513,072                 1,265,267               14.04%
Debt Securities                                             1,002,500                 1,002,500               11.12%
                                                      ---------------           ---------------               ------

Total                                                 $     9,928,421           $     7,948,265               88.19%
                                                      ===============           ===============               ======

Country/Geographic Region
Midwestern U.S.                                       $     5,974,821           $     5,526,788               61.32%
Eastern U.S.                                                3,953,600                 2,421,477               26.87%
                                                      ---------------           ---------------               ------

Total                                                 $     9,928,421           $     7,948,265               88.19%
                                                      ===============           ===============               ======

Industry
Wireless Communications                               $     4,551,532           $     4,649,594               51.59%
Computer Software                                           3,164,804                 1,632,681               18.11%
Vending Equipment                                           1,423,289                   877,194                9.73%
Semiconductors                                                788,796                   788,796                8.76%
                                                      ---------------           ---------------              -------

Total                                                 $     9,928,421           $     7,948,265               88.19%
                                                      ===============           ===============               ======

* Fair value as a percentage of net assets.

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

The Management Company

     The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership pursuant to the Management Agreement between the Partnership and the Management Company. At March 16, 1998, the directors and executive officers of the Management Company are:

Name and Age  Position Held                        Director Since

Jeffrey T. Hamilton (60)                           President, Secretary and                      September 3, 1987
                                                   Chairman of the Board of
                                                   Directors

Louise M. Hamilton (57)                            Director                                      August 23, 1991

Susan J. Trammell (43)                             Treasurer and Director                        February 27, 1991

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

As of March 16, 1998, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. Mr. Ames, an Individual General Partner of the Partnership, owns 10 Units and Ms. Trammell, the Treasurer and Director of the Management Company, owns 3 Units. The Individual General Partners and the directors and officers of the Management Company as a group own 13 Units or less than one percent of the total Units outstanding.

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

                  Report of Independent Certified Public Accountants - BDO Seidman, LLP

                  Balance Sheets as of December 31, 1997 and 1996

                  Schedule of Portfolio Investments as of December 31, 1997

                  Schedule of Portfolio Investments as of December 31, 1996

                  Statements of Operations for the years ended December 31, 1997, 1996 and 1995

                  Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                  Statements of Changes in Partners' Capital for the years ended
                   December 31, 1995, 1996 and 1997

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated on the 27th day of March 1998.


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