Form 10-Q
period 1998-03-31
WESTFORD TECHNOLOGY VENTURES LP
filed 1998-05-14
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1998

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

                       WESTFORD TECHNOLOGY VENTURES, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1998 (Unaudited) and December 31, 1997

Schedule of Portfolio Investments as of March 31, 1998 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 1998 and 1997 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1998 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS


                                                                                       March 31, 1998          December 31,
                                                                                          (Unaudited)                1997
ASSETS


Portfolio investments, at fair value (cost $10,528,421 as of
   March 31, 1998 and December 31, 1997)                                              $       7,043,299        $       6,366,864
Cash and cash equivalents                                                                        23,910                   16,061
Receivable from securities sold (net of unamortized discount of
   $57,271 at March 31, 1998 and $66,322 at December 31, 1997)                                  114,256                  122,180
Accrued interest receivable                                                                     182,013                  150,000
                                                                                      -----------------        -----------------

TOTAL ASSETS                                                                          $       7,363,478        $       6,655,105
                                                                                      =================        =================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                      $          47,989        $          44,355
Due to Management Company                                                                        86,530                   22,134
Due to Independent General Partners                                                              21,000                   10,500
                                                                                      -----------------        -----------------
   Total Liabilities                                                                            155,519                   76,989
                                                                                      -----------------        -----------------

Partners' Capital:
Managing General Partner                                                                        584,865                  577,197
Individual General Partners                                                                       3,558                    3,577
Limited Partners (11,217 Units)                                                              10,104,658               10,158,899
Unallocated net unrealized depreciation of investments                                       (3,485,122)              (4,161,557)
                                                                                      ------------------       -----------------
   Total Partners' Capital                                                                    7,207,959                6,578,116
                                                                                      -----------------        -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $       7,363,478        $       6,655,105
                                                                                      =================        =================


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
March 31, 1998

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
EIS International, Inc.(A)
206,267 shares of Common Stock                                           Mar. 1990           $    2,726,335       $   1,727,486
Warrants to purchase 29,015 shares of Common Stock
   at $1.41 per share, expiring between 12/31/98 and 3/23/00                                        438,469             202,185
                                                                                             --------------       -------------
                                                                                                  3,164,804           1,929,671
-------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.*
1,480,491 shares of Common Stock                                         Oct. 1989                1,285,894             740,246
Demand Promissory Note at prime plus 1% due 12/31/98                                                103,620             103,620
Warrants to purchase 68,003 shares of Common Stock at
   $0.01 per share, expiring 6/30/98                                                                 33,775              33,321
                                                                                             --------------       -------------
                                                                                                  1,423,289             877,187
-------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*
742,304 shares of Preferred Stock                                        June 1989                3,511,351           1,113,458
274,862 shares of Common Stock                                                                      142,681             412,293
Demand Promissory Notes at 8%                                                                     1,497,500           1,497,500
Warrants to purchase 424,394 shares of Common Stock
   at $.50 per share, expiring between 12/31/99 and 4/30/03                                               0             424,394
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 04/30/03                                                                     0                   0
                                                                                             --------------       -------------
                                                                                                  5,151,532           3,447,645
-------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
788,796 shares of Preferred Stock                                        Oct. 1992                  788,796             788,796
-------------------------------------------------------------------------------------------------------------------------------

TOTALS                                                                                       $   10,528,421       $   7,043,299
                                                                                             ==============       =============

(A) Public company.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31,



                                                                                                   1998               1997
                                                                                               -------------    ----------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                                        $         165    $         7,683
   Interest and other income from portfolio investments                                               41,052             26,735
                                                                                               -------------    ---------------
   Total investment income                                                                            41,217             34,418
                                                                                               -------------    ---------------

   Expenses:
   Management fee                                                                                     55,896             55,896
   Professional fees                                                                                   7,683              8,628
   Mailing and printing                                                                                3,490              3,170
   Independent General Partners' fees                                                                 10,500             10,500
   Other expenses                                                                                     10,240             20,812
                                                                                               -------------    ---------------
   Total expenses                                                                                     87,809             99,006
                                                                                               -------------    ---------------

NET INVESTMENT LOSS                                                                                  (46,592)           (64,588)

Net realized gain (loss) from portfolio investments                                                        -                  -
                                                                                               -------------    ---------------

NET REALIZED LOSS FROM OPERATIONS                                                                    (46,592)           (64,588)

Change in unrealized depreciation of investments                                                     676,435           (426,792)
                                                                                               -------------    ---------------

NET INCREASE (DECREASE) IN NET ASSETS RESULTING
   FROM OPERATIONS                                                                             $     629,843    $      (491,380)
                                                                                               =============    ===============


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31,



                                                                                                  1998                1997
                                                                                              ------------         -------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $    (46,592)        $    (64,588)

Adjustments to reconcile net investment loss to cash used for operating activities:

Increase in accrued interest on short-term investments                                                   -               (1,534)
Increase in accrued interest and other receivables                                                 (35,389)             (23,401)
Increase (decrease) in payables                                                                     78,530              (12,706)
                                                                                              ------------         ------------
Cash used for operating activities                                                                  (3,451)            (102,229)
                                                                                              ------------         ------------

CASH FLOWS PROVIDED FROM (USED FOR)
INVESTING ACTIVITIES

Net purchase of short-term investments                                                                   -             (395,813)
Cost of portfolio investments purchased                                                                  -             (300,000)
Proceeds from the sale of portfolio investments                                                     11,300                9,920
                                                                                              ------------         ------------
Cash provided from (used for) investing activities                                                  11,300             (685,893)
                                                                                              ------------         ------------

Increase (decrease) in cash and cash equivalents                                                     7,849             (788,122)
Cash and cash equivalents at beginning of period                                                    16,061              900,186
                                                                                              ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $     23,910         $    112,064
                                                                                              ============         ============


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Three Months Ended March 31, 1998



                                                                                               Unallocated
                                           Managing       Individual                        Net Unrealized
                                            General         General           Limited       Depreciation of
                                            Partner        Partners          Partners          Investments           Total

Balance at beginning of period          $    577,197      $   3,577      $    10,158,899    $    (4,161,557)   $     6,578,116

Net investment loss                            7,668            (19)             (54,241)                 -            (46,592)

Net change in unrealized
depreciation of investments                        -              -                    -            676,435            676,435
                                        ------------      ---------      ---------------    ---------------    ---------------

Balance at end of period                $    584,865      $   3,558      $    10,104,658    $    (3,485,122)   $     7,207,959
                                        ============      =========      ===============    ================   ===============


(A)  The net asset  value  per  $1,000  unit of  limited  partnership  interest,
     including  an  assumed   allocation  of  net  unrealized   appreciation  of
     investments, is $636.


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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued



Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $3.5 million at March 31, 1998, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to March 31, 1998, other timing differences relating to net realized gains totaling $1.0 million have been recorded on the Partnership's financial statements but have not yet been recorded on the Partnership's tax return and syndication costs relating to the selling of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

6.     Classification of Portfolio Investments

As of March 31, 1998, the Partnership's investments were categorized as follows:


                                                                                                          Percentage of
Type of Investments                                        Cost                   Fair Value                  Net Assets*
-------------------                                   ---------------           ---------------               -----------
Preferred Stock                                      $      4,300,147            $    1,902,254               26.39%
Common Stock                                                4,627,154                 3,539,925               49.12%
Debt Securities                                             1,601,120                 1,601,120               22.21%
                                                     ----------------            --------------               ------

Total                                                $     10,528,421            $    7,043,299               97.72%
                                                     ================            ==============               ======

Country/Geographic Region
Midwestern U.S.                                      $      6,574,821            $    4,324,832               60.00%
Eastern U.S.                                                3,953,600                 2,718,467               37.72%
                                                     ----------------            --------------               ------

Total                                                $     10,528,421            $    7,043,299               97.72%
                                                     ================            ==============               ======

Industry
Wireless Communications                              $      5,151,532            $    3,447,645               47.83%
Computer Software                                           3,164,804                 1,929,671               26.78%
Vending Equipment                                           1,423,289                   877,187               12.17%
Semiconductors                                                788,796                   788,796               10.94%
                                                     ----------------            --------------              -------

Total                                                $     10,528,421            $    7,043,299               97.72%
                                                     ================            ==============               ======



* Fair value as a percentage of net assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of March 31, 1998, the Partnership held $23,910 in an interest-bearing cash account. The Partnership earned $165 of interest from such cash account for the three months ended March 31, 1998. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

The Partnership has fully invested the net proceeds received from the offering of Units and will not make investments in any new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies when required.

As of March 31, 1998, the Partnership's current liabilities exceeded its cash balance by approximately $131,600. Funds needed to cover such current liabilities and the Partnership's future follow-on investments and operating expenses are expected to be obtained from existing cash reserves, interest and other income from portfolio investments and proceeds from the sale of portfolio investments. As a result of the current cash shortage, payments to the Managing General Partner and Independent General Partners have been temporarily suspended.

Results of Operations

For the three months ended March 31, 1998 and 1997, the Partnership had a net realized loss from operations of $46,592 and $64,588, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (investment income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three months ended March 31, 1998 and 1997, the Partnership had no realized gains or losses from its portfolio investments.

Investment Income and Expenses - Net investment loss for the three months ended March 31, 1998 and 1997 was $46,592 and $64,588, respectively. The $17,996 decrease in net investment loss for the 1998 period as compared to the same period in 1997, is comprised of an $11,197 decrease in operating expenses and a $6,799 increase in investment income. The decrease in operating expenses primarily resulted from a decline in other expenses for the 1998 period, resulting from expense accrual adjustments made in the first quarter of 1997. The increase in investment income for the 1998 period is comprised of a $14,317 increase in income from portfolio investments partially offset by a $7,518 decrease in interest from short-term investments. The increase in income from portfolio investments relates to the additional promissory notes of Spectrix Corporation held by the Partnership during the 1998 period compared to the same period in 1997. The decrease in interest from short-term investments for the 1998 period compared to the same period in 1997 primarily is due to a reduction of funds available for investment in such securities during the 1998 period.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at the annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum annual fee of $200,000. The management fee for the three months ended March 31, 1998 and 1997 was $55,896 for both periods. To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest received from short-term investments, income earned from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the three months ended March 31, 1998, the Partnership had a $676,435 net unrealized gain, resulting from the net upward revaluation of its investment in EIS International, Inc., resulting from the increase in the public market price of the company's common stock at the end of the quarter.

For the three months ended March 31, 1997, the Partnership had a $426,792 net unrealized loss, resulting from the net downward revaluation of its investment in EIS International, Inc., resulting from the decline in the public market price of the company's common stock at the end of the quarter.

Net Assets - Changes in net assets  resulting from  operations are comprised of
1) net realized gain or loss from  operations and
2) changes in net unrealized appreciation or depreciation of investments.

As of March 31, 1998, the Partnership's net assets were $7,207,959, up $629,843 from $6,578,116 at December 31, 1997. The $629,843 increase was comprised of the $676,435 increase to net unrealized appreciation of investments offset by the $46,592 net realized loss from operations for the three month period.

As of March 31, 1997, the Partnership's net assets were $8,521,715, down $491,380 from $9,013,095 at December 31, 1996. The $491,380 decrease was comprised of the $426,792 decrease to net unrealized appreciation of investments and the $64,588 net realized loss from operations for the three month period.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at March 31, 1998 and December 31, 1997 was $636 and $580,
respectively.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

The 1998 Annual Meeting of Limited Partners is scheduled to be held on June 26, 1998.

Item 5.       Other Information.

Not applicable.

Item 6.       Exhibits and Reports on Form 8-K.

              (a)   Exhibits

                    (27) Financial Data Schedule (filed with SEC, EDGAR version only)

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



Date:         May 14, 1998