Form 10-Q
period 1998-06-30
WESTFORD TECHNOLOGY VENTURES LP
filed 1998-08-13
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934

For the Quarterly Period Ended June 30, 1998

Or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934

For the transition period from                  to
                             Commission file number 0-16208


                       WESTFORD TECHNOLOGY VENTURES, L.P.
==============================================================================

             (Exact name of registrant as specified in its charter)


Delaware                                                             13-3423417
==============================================================================

(State or other jurisdiction of                                  (I.R.S.
 Employer Identification No.)
incorporation or organization)

17 Academy Street, 5th Floor
Newark, New Jersey                                                   07102-2905
==============================================================================

(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (201) 624-2131

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

                       WESTFORD TECHNOLOGY VENTURES, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1998 (Unaudited) and December 31, 1997

Schedule of Portfolio Investments as of June 30, 1998 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 1998 and 1997 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997
 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30,
 1998 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS


                                                                                       June 30, 1998            December 31,
                                                                                        (Unaudited)                 1997
ASSETS

Portfolio investments, at fair value (cost $10,460,214 at
   June 30, 1998 and $10,528,421 at December 31, 1997)                               $     6,342,794          $      6,366,864
Cash and cash equivalents                                                                      4,110                    16,061
Receivable from securities sold (net of unamortized discount of
   $50,353 at June 30, 1998 and $66,322 at December 31, 1997)                                 95,470                   122,180
Accrued interest receivable                                                                  214,279                   150,000
                                                                                     ---------------          ----------------

TOTAL ASSETS                                                                         $     6,656,653          $      6,655,105
                                                                                     ===============          ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                $        45,402          $         44,355
Due to Management Company                                                                    123,366                    22,134
Due to Independent General Partners                                                           31,500                    10,500
                                                                                     ---------------          ----------------
   Total Liabilities                                                                         200,268                    76,989
                                                                                     ---------------          ----------------

Partners' Capital:
Managing General Partner                                                                     577,953                   577,197
Individual General Partners                                                                    3,518                     3,577
Limited Partners (11,217 Units)                                                            9,992,334                10,158,899
Unallocated net unrealized depreciation of investments                                    (4,117,420)               (4,161,557)
                                                                                     ---------------          ----------------
   Total Partners' Capital                                                                 6,456,385                 6,578,116
                                                                                     ---------------          ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $     6,656,653          $      6,655,105
                                                                                     ===============          ================


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
June 30, 1998

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
EIS International, Inc.(A) (B)
228,682 shares of Common Stock                                           Mar. 1990           $    3,096,597       $   1,229,166
-------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc. (C) *
1,548,494 shares of Common Stock                                         Oct. 1989                1,320,349             774,247
Demand Promissory Note at prime plus 1% due 12/31/98                                                102,940             102,940
                                                                                             --------------       -------------
                                                                                                  1,423,289             877,187
-------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*
742,304 shares of Preferred Stock                                        June 1989                3,511,351           1,113,458
274,862 shares of Common Stock                                                                      142,681             412,293
Demand Promissory Notes at 8%                                                                     1,497,500           1,497,500
Warrants to purchase 424,394 shares of Common Stock
   at $.50 per share, expiring between 12/31/99 and 4/30/03                                               0             424,394
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 04/30/03                                                                     0                   0
                                                                                             --------------       -------------
                                                                                                  5,151,532           3,447,645
-------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
788,796 shares of Preferred Stock                                        Oct. 1992                  788,796             788,796
-------------------------------------------------------------------------------------------------------------------------------

TOTALS                                                                                       $   10,460,214       $   6,342,794
                                                                                             ==============       =============


(A) Public company.

 (B)In May 1998, the Partnership exercised warrants for the purchase of 29,015 common shares of EIS International, Inc. for a total cost of $40,815. Subsequently, the Partnership sold 6,600 common shares of EIS for $40,832 realizing a loss of $68,190.

(C) In June 1998, the Partnership exercised warrants for the purchase of 68,003 common shares of Inn-Room Systems, Inc. The cost to exercise such warrants, totaling $680, was paid through the reduction of the principal balance of the demand promissory note, due from the company, from $103,620 to $102,940.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (Unaudited)



                                                                         Three Months Ended                   Six Months Ended
                                                                              June 30,                            June 30,

                                                                        1998            1997             1998            1997
                                                                   --------------   ------------    --------------   --------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                            $          121   $      2,777    $          286   $    10,460
   Interest and other income from portfolio
     investments                                                           39,242         31,864            80,294        58,599
                                                                   --------------   ------------    --------------   -----------
   Totals                                                                  39,363         34,641            80,580        69,059
                                                                   --------------   ------------    --------------   -----------

   Expenses:
   Management fee                                                          55,468         55,896           111,364       111,792
   Professional fees                                                        7,236          8,242            14,919        16,870
   Mailing and printing                                                     6,091          3,522             9,581         6,692
   Independent General Partners' fees                                      10,500         10,500            21,000        21,000
   Other expenses                                                          11,154         10,882            21,394        31,694
                                                                   --------------   ------------    --------------   -----------
   Totals                                                                  90,449         89,042           178,258       188,048
                                                                   --------------   ------------    --------------   -----------

NET INVESTMENT LOSS                                                       (51,086)       (54,401)          (97,678)     (118,989)

Net realized loss from portfolio investments                              (68,190)       (31,665)          (68,190)      (31,665)
                                                                   --------------   ------------    --------------   -----------

NET REALIZED LOSS FROM OPERATIONS                                        (119,276)       (86,066)         (165,868)     (150,654)

Change in unrealized depreciation of investments                         (632,298)       650,254            44,137       223,462
                                                                   --------------   ------------    --------------   -----------

NET (DECREASE) INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                       $     (751,574)  $    564,188    $     (121,731)  $    72,808
                                                                   ==============   ============    ==============   ===========

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30,



                                                                                                   1998               1997
                                                                                               ------------       --------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                             $   (97,678)      $    (118,989)

Adjustments to reconcile net investment loss to cash used for operating activities:

Increase in accrued interest receivable                                                             (65,522)            (49,856)
Increase (decrease) in payables                                                                     123,279             (20,745)
                                                                                                -----------       -------------
Cash used for operating activities                                                                  (39,921)           (189,590)
                                                                                                -----------       -------------

CASH FLOWS PROVIDED FROM (USED FOR)
   INVESTING ACTIVITIES

Cost of portfolio investments purchased                                                             (40,815)           (600,000)
Proceeds from the sale of portfolio investments                                                      68,785              21,844
                                                                                                -----------       -------------
Cash provided from (used for) investing activities                                                   27,970            (578,156)
                                                                                                -----------       -------------

Decrease in cash and cash equivalents                                                               (11,951)           (767,746)
Cash and cash equivalents at beginning of period                                                     16,061             900,186
                                                                                                -----------       -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $     4,110       $     132,440
                                                                                                ===========       =============


Supplemental disclosure of non-cash investing and
   financing activities:
   Acquisition of 68,003 common shares of Inn-Room
   Systems, Inc. - through reduction of notes                                                   $       680        $          -


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Six Months Ended June 30, 1998



                                                                                               Unallocated
                                           Managing       Individual                        Net Unrealized
                                            General         General           Limited       Depreciation of
                                            Partner        Partners          Partners          Investments           Total




Balance at beginning of period          $    577,197      $   3,577      $    10,158,899    $    (4,161,557)   $      6,578,116

Net investment loss                           14,934            (40)            (112,572)                 -             (97,678)

Net realized loss from portfolio
investments                                  (14,178)           (19)             (53,993)                 -             (68,190)

Change in unrealized depreciation
of investments                                     -              -                    -             44,137              44,137
                                        ------------       --------      ---------------     --------------     ---------------

Balance at end of period                $    577,953       $  3,518      $     9,992,334(A)  $   (4,117,420)    $     6,456,385
                                        ============       ========      ===============     ==============     ===============


(A)  The net asset  value  per  $1,000  unit of  limited  partnership  interest,
     including  an  assumed   allocation  of  net  unrealized   depreciation  of
     investments, is $570 at June 30, 1998.


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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued



Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $4.1 million at June 30, 1998, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to June 30, 1998, other timing differences relating to net realized gains totaling $1.0 million have been recorded on the Partnership's financial statements but have not yet been recorded on the Partnership's tax return and syndication costs relating to the selling of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

6.     Classification of Portfolio Investments

As of June 30, 1998, the Partnership's investments were categorized as follows:


                                                                                                          Percentage of
Type of Investments                                        Cost                   Fair Value                  Net Assets*
-------------------                                   ---------------           ---------------               -----------
Preferred Stock                                      $      4,300,147            $    1,902,254               29.46%
Common Stock                                                4,559,627                 2,840,100               43.99%
Debt Securities                                             1,600,440                 1,600,440               24.79%
                                                     ----------------            --------------               ------

Total                                                $     10,460,214            $    6,342,794               98.24%
                                                     ================            ==============               ======

Country/Geographic Region
Midwestern U.S.                                      $      6,574,821            $    4,324,832               66.98%
Eastern U.S.                                                3,885,393                 2,017,962               31.26%
                                                     ----------------            --------------               ------

Total                                                $     10,460,214            $    6,342,794               98.24%
                                                     ================            ==============               ======

Industry
Wireless Communications                              $      5,151,532            $    3,447,645               53.39%
Computer Software                                           3,096,597                 1,229,166               19.04%
Vending Equipment                                           1,423,289                   877,187               13.59%
Semiconductors                                                788,796                   788,796               12.22%
                                                     ----------------            --------------              -------

Total                                                $     10,460,214            $    6,342,794               98.24%
                                                     ================            ==============               ======



* Fair value as a percentage of net assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At June 30, 1998, the Partnership held $4,110 in an interest-bearing cash account. The Partnership earned $121 and $286 of interest for such cash account for the three and six months ended June 30, 1998, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

During the three months ended June 30, 1998, the Partnership exercised its warrant to purchase 29,015 common shares of EIS International, Inc. for $40,815. Also during the quarter, the Partnership sold 6,600 common shares of EIS for $40,832. The Partnership has fully invested the net proceeds received from the offering of Units and will not make investments in any new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies when required.

As of June 30, 1998, the Partnership's current liabilities exceeded its cash balance by approximately $200,000. Funds needed to cover such current liabilities and the Partnership's future follow-on investments and operating expenses are expected to be obtained from existing cash reserves, interest and other income from portfolio investments and proceeds from the sale of portfolio investments. As a result of the current cash shortage, payments to the Managing General Partner and Independent General Partners have been temporarily suspended.


Results of Operations

For the three and six months ended June 30, 1998, the Partnership had a net realized loss from operations of $119,276 and $165,868, respectively. For the three and six months ended June 30, 1997, the Partnership had a net realized loss from operations of $86,066 and $150,654, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (investment income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and six months ended June 30, 1998, the Partnership had a net realized loss from its portfolio investments of $68,190 resulting from the sale of 6,600 shares of EIS International, Inc.
common stock, as discussed above.

For the three and six months ended June 30, 1997, the Partnership had a net realized loss from its portfolio investments of $31,665 resulting from the final escrow payment received in connection with the 1996 merger of EIS International, Inc. and Cybernetics Systems, Inc. In June 1997, the Partnership received 16,682 common shares of EIS, representing 100% of the shares held in escrow. However, in connection with a settlement agreement among EIS and the former Cybernetics shareholders, the Partnership received $1,320, in July 1997, representing only a portion of the $32,985 cash balance held in escrow. As a result, the Partnership realized a loss of $31,665 for the quarter ended June 30, 1997.

Investment Income and Expenses - Net investment loss for the three months ended June 30, 1998 and 1997 was $51,086 and $54,401, respectively. The decrease in net investment loss for the three months ended June 30, 1998 compared to the same period in 1997, is comprised of a $4,722 increase in investment income partially offset by a $1,407 increase in operating expenses. The increase in investment income for the 1998 period is comprised of a $7,378 increase in income from portfolio investments partially offset by a $2,656 decrease in interest from short-term investments. The increase in income from portfolio investments is due to the additional promissory notes of Spectrix Corporation held by the Partnership during the 1998 period compared to the same period in 1997. The decrease in interest from short-term investments for the 1998 period primarily is due to a reduction of funds available for investment in such securities during the 1998 period. The increase in operating expenses primarily is the result of a $2,569 increase in mailing and printing expenses partially offset by a $1,162 net decrease in other operating expenses. The increase mailing and printing expenses resulted primarily from additional charges related to the 1998 proxy tabulation.

Net investment loss for the six months ended June 30, 1998 and 1997 was $97,678 and $118,989, respectively. The decrease in net investment loss for the 1998 period as compared to the same period in 1997, is comprised of an $11,521 increase in investment income and a $9,790 decrease in operating expenses. The increase in investment income for the 1998 period is comprised of a $21,695 increase in income from portfolio investments partially offset by a $10,174 decrease in interest from short-term investments. The increase in income from portfolio investments relates to the additional promissory notes of Spectrix Corporation held by the Partnership during the 1998 period compared to the same period in 1997. The decrease in interest from short-term investments for the 1998 period compared to the same period in 1997 primarily is due to a reduction of funds available for investment in such securities during the 1998 period. The decrease in operating expenses for the 1998 period primarily resulted from miscellaneous other expense accrual adjustments made during the first quarter of 1997.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at the annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum annual fee of $200,000. The management fee for the three months ended June 30, 1998 and 1997 was $55,468 and $55,896 respectively. The management fee for the six months ended June 30, 1998 and 1997 was $111,364 and $111,792 respectively. To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest received from short-term investments, income earned from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the six months ended June 30, 1998, the Partnership had a $9,610 net unrealized loss resulting from the net downward revaluation of its investment in EIS International, Inc., due to a decrease in the public market price of the company's common stock at the end of the period. Additionally during the six month period, $53,747 was transferred from unrealized loss to realized loss due to the sale of 6,600 common shares of EIS, as discussed above. The $53,747 transfer to realized loss partially offset by the $9,610 unrealized loss, reduced net unrealized depreciation of investments by $44,137 for the six month period.

For the six months ended June 30, 1997, the Partnership had a $223,462 unrealized gain, resulting from the net upward revaluation of its investment in EIS, due to an increase in the public market price of the company's common stock at the end of the period. Accordingly, net unrealized depreciation of investments was reduced by $223,462 for the six month period.

Net Assets - Changes in net assets  resulting from  operations are comprised of 1) net realized gain or loss from  operations and
2) changes in net unrealized appreciation or depreciation of investments.

As of June 30, 1998, the Partnership's net assets were $6,456,385, down $121,731 from $6,578,116 at December 31, 1997. The $121,731 decrease was comprised of the $165,868 net realized loss from operations, partially offset by the $44,137 reduction to net unrealized depreciation of investments for the six month period.

As of June 30, 1997, the Partnership's net assets were $9,085,903, up $72,808 from $9,013,095 at December 31, 1996. The $72,808 increase was comprised of the $223,462 reduction to net unrealized depreciation of investments, partially offset by the $150,654 net realized loss from operations for the six month period.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at June 30, 1998 and December 31, 1997 was $570 and $580,
respectively.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

The 1998 Annual Meeting of Limited Partners was held on June 26, 1998 and reconvened on July 10, 1998. At the meeting, the following matters were voted on and approved:

                                                                      Affirmative
                                                                         Votes                Withheld

Election of the four Individual General Partners, to serve for the ensuing year:
Jeffrey T. Hamilton                                                     4,337                  1,634
Robert S. Ames                                                          4,343                  1,628
Alfred M. Bertocchi                                                     4,349                  1,622
George M. Weimer                                                        4,343                  1,628

Election of the General Partner, WTVI Co., L.P. to
serve as Managing General Partner
for the ensuing year.                                                   4,539                  1,432

                                                                      Affirmative             Negative
                                                                         Votes                  Votes              Abstentions

Approval of the continuance of the
Management Agreement between the
Partnership and the Management Company                                  4,472                  1,802                 399

Ratification of the selection of
BDO Seidman LLP as independent
auditors for the Partnership's fiscal
year ending December 31, 1998                                           4,809                  811                   351


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



Date:         August 13, 1998