Form 10-Q
period 1998-09-30
WESTFORD TECHNOLOGY VENTURES LP
filed 1998-11-13
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the Quarterly Period Ended September 30, 1998

Or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the transition period from                  to
                             Commission file number 0-16208


                       WESTFORD TECHNOLOGY VENTURES, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                            13-3423417
----------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

17 Academy Street, 5th Floor
Newark, New Jersey                                                   07102-2905
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (201) 624-2131

Not applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                       WESTFORD TECHNOLOGY VENTURES, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1998 (Unaudited) and December 31, 1997

Schedule of Portfolio Investments as of September 30, 1998 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1998 and 1997 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1998 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                       September 30,
                                                                                           1998                 December 31,
                                                                                        (Unaudited)                 1997
ASSETS

Portfolio investments, at fair value (cost $10,460,214 at
   September 30, 1998 and $10,528,421 at December 31, 1997)                          $     5,585,285          $      6,366,864
Cash and cash equivalents                                                                      5,240                    16,061
Receivable from securities sold (net of unamortized discount of
   $40,180 at September 30, 1998 and $66,322 at December 31, 1997)                            86,920                   122,180
Accrued interest receivable                                                                  246,925                   150,000
                                                                                     ---------------          ----------------

TOTAL ASSETS                                                                         $     5,924,370          $      6,655,105
                                                                                     ===============          ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                $        42,013          $         44,355
Due to Management Company                                                                    187,334                    22,134
Due to Independent General Partners                                                           42,054                    10,500
                                                                                     ---------------          ----------------
   Total Liabilities                                                                         271,401                    76,989
                                                                                     ---------------          ----------------

Partners' Capital:
Managing General Partner                                                                     585,976                   577,197
Individual General Partners                                                                    3,499                     3,577
Limited Partners (11,217 Units)                                                            9,938,423                10,158,899
Unallocated net unrealized depreciation of investments                                    (4,874,929)               (4,161,557)
                                                                                     ---------------          ----------------
   Total Partners' Capital                                                                 5,652,969                 6,578,116
                                                                                     ---------------          ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $     5,924,370          $      6,655,105
                                                                                     ===============          ================


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
September 30, 1998

                                                                     Initial Investment
Company  /Position                                                          Date                  Cost               Fair Value
EIS International, Inc.(A)
228,682 shares of Common Stock                                           Mar. 1990           $    3,096,597       $     471,657
-------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc. *
1,548,494 shares of Common Stock                                         Oct. 1989                1,320,349             774,247
Demand Promissory Note at prime plus 1% due 12/31/98                                                102,940             102,940
                                                                                             --------------       -------------
                                                                                                  1,423,289             877,187
-------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*
742,304 shares of Preferred Stock                                        June 1989                3,511,351           1,113,458
274,862 shares of Common Stock                                                                      142,681             412,293
Demand Promissory Notes at 8%                                                                     1,497,500           1,497,500
Warrants to purchase 424,394 shares of Common Stock
   at $.50 per share, expiring between 12/31/99 and 4/30/03                                               0             424,394
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 04/30/03                                                                     0                   0
                                                                                             --------------       -------------
                                                                                                  5,151,532           3,447,645
-------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
788,796 shares of Preferred Stock                                        Oct. 1992                  788,796             788,796
-------------------------------------------------------------------------------------------------------------------------------

TOTALS                                                                                       $   10,460,214       $   5,585,285
                                                                                             ==============       =============


(A) Public company.



* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (Unaudited)



                                                                    Three Months Ended                     Nine Months Ended
                                                                       September 30,                         September 30,

                                                                    1998            1997              1998             1997
                                                             ---------------  ----------------  ---------------    --------------

INVESTMENT INCOME AND EXPENSES

     Income:
     Interest from short-term investments                    $            59  $            904  $           345   $       11,364
     Interest and other income from portfolio
       investments                                                    42,814            38,549          123,108           97,148
                                                             ---------------  ----------------  ---------------   --------------
     Totals                                                           42,873            39,453          123,453          108,512
                                                             ---------------  ----------------  ---------------   --------------

     Expenses:
     Management fee                                                   55,468            55,896          166,832          167,688
     Professional fees                                                15,759            15,738           47,678           58,108
     Mailing and printing                                              4,654             2,103           14,235            8,795
     Independent General Partners' fees                               10,500            10,500           31,500           31,500
     Custodial fees                                                    1,500             1,525            4,725            4,700
     Other expenses                                                      899             1,270            2,068            4,289
                                                             ---------------  ----------------  ---------------   --------------
     Totals                                                           88,780            87,032          267,038          275,080
                                                             ---------------  ----------------  ---------------   --------------

NET INVESTMENT LOSS                                                  (45,907)          (47,579)        (143,585)        (166,568)

Net realized loss from portfolio investments                               -                 -          (68,190)         (31,665)
                                                             ---------------  ----------------  ---------------   --------------

NET REALIZED LOSS FROM OPERATIONS                                    (45,907)          (47,579)        (211,775)        (198,233)

Change in unrealized depreciation of investments                    (757,509)       (1,816,658)        (713,372)      (1,593,196)
                                                             ---------------  ----------------  ---------------   --------------

NET DECREASE IN NET ASSETS
     RESULTING FROM OPERATIONS                               $      (803,416) $     (1,864,237) $      (925,147)  $   (1,791,429)
                                                             ===============  ================  ===============   ==============

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30,


                                                                                                     1998             1997
                                                                                               --------------     -------------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                             $    (143,585)    $    (166,568)

Adjustments to reconcile net investment loss to cash used for operating activities:

Increase in accrued interest receivable                                                              (101,423)          (84,625)
Increase (decrease) in payables                                                                       194,412           (15,463)
                                                                                                -------------     -------------
Cash used for operating activities                                                                    (50,596)         (266,656)
                                                                                                -------------     -------------

CASH FLOWS PROVIDED FROM (USED FOR) INVESTING
   ACTIVITIES

Cost of portfolio investments purchased                                                               (40,815)         (600,000)
Proceeds from the sale of portfolio investments                                                        80,590            30,135
                                                                                                -------------     -------------
Cash provided from (used for) investing activities                                                     39,775          (569,865)
                                                                                                -------------     -------------

Decrease in cash and cash equivalents                                                                 (10,821)         (836,521)
Cash and cash equivalents at beginning of period                                                       16,061           900,186
                                                                                                -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $       5,240     $      63,665
                                                                                                =============     =============


Supplemental disclosure of non-cash investing and
   financing activities:
   Acquisition of 68,003 common shares of Inn-Room
   Systems, Inc. - through reduction of notes                                                   $         680      $          -


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Nine Months Ended September 30, 1998



                                                                                               Unallocated
                                           Managing       Individual                        Net Unrealized
                                            General         General           Limited       Depreciation of
                                            Partner        Partners          Partners          Investments           Total

Balance at beginning of period          $    577,197       $  3,577      $    10,158,899     $   (4,161,557)    $     6,578,116

Net investment loss                           22,957            (59)            (166,483)                 -            (143,585)

Net realized loss from portfolio
investments                                  (14,178)           (19)             (53,993)                 -             (68,190)

Change in unrealized
depreciation of investments                        -              -                    -           (713,372)           (713,372)
                                        ------------       --------      ---------------     ---------------    ---------------

Balance at end of period                $    585,976       $  3,499      $     9,938,423(A)  $   (4,874,929)    $     5,652,969
                                        ============       ========      ===============     ==============     ===============


(A)  The net asset  value  per  $1,000  unit of  limited  partnership  interest,
     including  an  assumed   allocation  of  net  unrealized   depreciation  of
     investments, is $499.


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

The Partnership's objective is to achieve long-term capital appreciation by making venture capital investments in new and developing companies and other special investment situations. The Partnership will not engage in any other business or activity. The Partnership's originally scheduled termination date was December 31, 1998. In October 1998, the Individual General Partners voted to extend the term of the Partnership for an additional two-year period. The Partnership is now scheduled to terminate no later than December 31, 2000. The IndividualGeneral Partners have the right to extend the term of the Partnership for an additional two-year period if they determine that such extension is in the best interest of the Partnership.

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


WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date the Partnership obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis.

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $4.9 million at September 30, 1998, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to September 30, 1998, other timing differences relating to net realized gains totaling $1.0 million have been recorded on the Partnership's financial statements but have not yet been recorded on the Partnership's tax return and syndication costs relating to the selling of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

Cash Equivalents - The Partnership considers all highly liquid debt instruments (primarily money market funds) to be cash equivalents.

Reclassifications - Certain reclassifications have been made to the prior year's financial statements to conform with the current year's presentation.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

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

6.     Classification of Portfolio Investments

As of September 30, 1998, the Partnership's investments were categorized as follows:


                                                                                                          Percentage of
Type of Investments                                        Cost                   Fair Value                  Net Assets*
-------------------                                   ---------------           ---------------               -----------
Preferred Stock                                      $      4,300,147            $    1,902,254               33.65%
Common Stock                                                4,559,627                 2,082,591               36.84%
Debt Securities                                             1,600,440                 1,600,440               28.31%
                                                     ----------------            --------------               ------

Total                                                $     10,460,214            $    5,585,285               98.80%
                                                     ================            ==============               ======

Country/Geographic Region
Midwestern U.S.                                      $      6,574,821            $    4,324,832               76.50%
Eastern U.S.                                                3,885,393                 1,260,453               22.30%
                                                     ----------------            --------------               ------

Total                                                $     10,460,214            $    5,585,285               98.80%
                                                     ================            ==============               ======

Industry
Wireless Communications                              $      5,151,532            $    3,447,645               60.99%
Computer Software                                           3,096,597                   471,657                8.34%
Vending Equipment                                           1,423,289                   877,187               15.52%
Semiconductors                                                788,796                   788,796               13.95%
                                                     ----------------            --------------              -------

Total                                                $     10,460,214            $    5,585,285               98.80%
                                                     ================            ==============               ======



* Fair value as a percentage of net assets.

Item 2.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

Liquidity and Capital Resources

As of September 30, 1998, the Partnership held $5,240 in an interest-bearing cash account. The Partnership earned $59 and $345 of interest from such cash account for the three and nine months ended September 30, 1998, respectively. The Partnership had no short-term investments as of September 30, 1998. Interest earned from short-term investments and idle cash balances in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

The Partnership has fully invested its original net proceeds of $10.5 million and will not make investments in any new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies when required. The Partnership made no follow-on investments during the three months ended September 30, 1998.

As of September 30, 1998, the Partnership's current liabilities exceeded its cash balance by approximately $265,000. Funds needed to cover such current liabilities, future follow-on investments, if any, and operating expenses are expected to be obtained from existing cash reserves, interest and other income from portfolio investments and proceeds from the sale of portfolio investments. As a result of the current cash shortage, payments to the Managing General Partner and Independent General Partners have been temporarily suspended.

The Partnership's originally scheduled termination date was December 31, 1998. In October 1998, the Individual General Partners voted to extend the term of the Partnership for an additional two-year period. The Partnership is now scheduled to terminate no later than December 31, 2000. The Individual General Partners have the right to extend the term of the Partnership for an additional two-year period if they determine that such extension is in the best interest of the Partnership.

Results of Operations

For the three and nine months ended September 30, 1998, the Partnership had a net realized loss from operations of $45,907 and $211,775, respectively. For the three and nine months ended September 30, 1997, the Partnership had a net realized loss from operations of $47,579 and $198,233, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (investment income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and nine months ended September 30, 1998, the Partnership had a net realized loss from its portfolio investments of $68,190 resulting from the sale of 6,600 common shares of EIS International, Inc. stock in June 1998. Such shares were sold for $40,832 compared to a cost basis of $109,022.

For the three and nine months ended September 30, 1997, the Partnership had a net realized loss from its portfolio investments of $31,665 relating to the final escrow payment received in connection with the 1996 merger of EIS International, Inc. with Cybernetics Systems, Inc. In June 1997, the Partnership received 16,682 common shares of EIS, representing 100% of the shares previously held in escrow. However, in connection with a settlement agreement among EIS and the former Cybernetics shareholders, the Partnership received $1,320, representing only a portion of the $32,985 cash balance previously held in escrow. As a result, the Partnership realized a loss of $31,665 for the quarter ended June 30, 1997.

Investment Income and Expenses - Net investment loss for the three months ended September 30, 1998 and 1997 was $45,907 and $47,579, respectively. The decrease in net investment loss for the three months ended September 30, 1998 compared to the same period in 1997, is comprised of a $3,420 increase in investment income partially offset by a $1,748 increase in operating expenses. The increase in investment income for the 1998 period primarily was due to a $4,265 increase in income from portfolio investments resulting from the additional promissory notes of Spectrix Corporation held by the Partnership during the 1998 period compared to the same period in 1997. The increase in operating expenses primarily was due to a $2,551 increase in mailing and printing expenses during 1998 primarily due to additional charges related to the 1998 proxy tabulation.

Net investment loss for the nine months ended September 30, 1998 and 1997 was $143,585 and $166,568, respectively. The decrease in net investment loss for the 1998 period as compared to the same period in 1997, is comprised of a $14,941 increase in investment income and an $8,042 decrease in operating expenses. The increase in investment income for the 1998 period is comprised of a $25,960 increase in income from portfolio investments partially offset by an $11,019 decrease in interest from short-term investments. The increase in income from portfolio investments relates to the additional promissory notes of Spectrix Corporation held by the Partnership during the 1998 period as discussed above. The decrease in interest from short-term investments for the 1998 period compared to the same period in 1997 primarily is due to a reduction of funds available for investment in such securities during the 1998 period.

The decrease in operating expenses for the 1998 period as compared to the same period in 1997 primarily resulted from a decline in professional fees of $10,430, primarily attributable to an unfavorable accrual adjustment in the first quarter of 1997. This decrease was partially offset by a $5,440 increase in mailing and printing expenses primarily due to additional charges related to the 1998 proxy tabulation.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at the annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum annual fee of $200,000. The management fee for the three months ended September 30, 1998 and 1997 was $55,468 and $55,896 respectively. The management fee for the nine months ended September 30, 1998 and 1997 was $166,832 and $167,688 respectively. To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest received from short-term investments, income earned from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Depreciation of Portfolio Investments - For the nine months ended September 30, 1998, the Partnership recorded additional unrealized depreciation of $767,119 resulting from the net downward revaluation of its investment in EIS International, Inc., due to a decrease in the public market price of the company's common stock at the end of the period. Additionally during the nine month period, $53,747 was transferred from unrealized loss to realized loss due to the sale of 6,600 common shares of EIS, as discussed above. As a result, the Partnership had an unfavorable change to its unrealized depreciation of investments of $713,372 for the nine months ended September 30, 1998.

For the nine months ended September 30, 1997, the Partnership recorded additional unrealized depreciation of $1,593,196 resulting from a $1,801,956 net downward revaluation of its privately held investments in Spectrix Corporation and Inn-Room Systems, Inc., partially offset by a $208,760 net upward revaluation of its investment in EIS International, Inc., due to an increase in the public market price of the company's common stock at the end of the period.

Net Assets - Changes in net assets  resulting from  operations are comprised of
1) net realized gain or loss from  operations and
2) changes in net unrealized appreciation or depreciation of investments.

As of September 30, 1998, the Partnership's net assets were $5,652,969, down $925,147 from $6,578,116 as of December 31, 1997. The $925,147 decrease was comprised of the $713,372 unfavorable change to net unrealized depreciation of investments and the $211,775 net realized loss from operations for the nine month period.

As of September 30, 1997, the Partnership's net assets were $7,221,666, down $1,791,429 from $9,013,095 as of December 31, 1996. The $1,791,429 decrease was comprised of the $1,593,196 unfavorable change to net unrealized depreciation of investments and the $198,233 net realized loss from operations for the nine month period.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of September 30, 1998 and December 31, 1997 was $499 and $580, respectively.

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



              WESTFORD TECHNOLOGY VENTURES, L.P.


By:           WTVI Co., L.P.
              its managing general partner


By:           Hamilton Capital Management Inc.
              its general partner


By:           s/s       Jeffrey T. Hamilton                       President, Secretary and Director (Principal
              Jeffrey T. Hamilton                                 Executive Officer) of Hamilton Capital
                                                                  Management Inc. and Individual General
                                                                  Partner of Westford Technology Ventures, L.P.


By:           s/s       Susan J. Trammell                         Treasurer and Director (Principal Financial
              Susan J. Trammell                                   and Accounting Officer) of Hamilton Capital
                                                                  Management Inc.




Date:         November 13, 1998