Form 10-Q/A
period 1998-09-30
WESTFORD TECHNOLOGY VENTURES LP
filed 1999-01-27
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1998

Or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                  to
                             Commission file number 0-16208


                       WESTFORD TECHNOLOGY VENTURES, L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                             13-3423417
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

17 Academy Street, 5th Floor
Newark, New Jersey                                                    07102-2905
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (201) 624-2131

Not applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                       WESTFORD TECHNOLOGY VENTURES, L.P.
                             Amendment to Form 10-Q
                    For the quarter ended September 30, 1998

Item 2 of Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 11 to 13 of Form 10-Q of Westford Technology Ventures, L.P. for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 13, 1998 is amended by adding the following:

Year 2000 Issue
The Year 2000 ("Y2K") concern arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results. The impact of the Y2K concern on the Partnership's operations is currently being assessed.

The Management Company is responsible to provide or arrange for the provision of administrative services necessary to support the Partnership's operations. The Management Company has arranged for Palmeri Fund Administrators, Inc. (the "Administrator") to provide the administrative and accounting services for the Partnership, including maintenance of the books and records of the Partnership, maintenance of the Limited Partner database, issuance of financial reports and tax information to Limited Partners and processing distribution payments to Limited Partners. Fees charged by the Administrator are paid directly by the Management Company.

The Administrator is currently assessing its computer hardware and software systems, specifically as they relate to the operations of the Partnership. As part of its investigation of potential Y2K problems, the Administrator has contracted with an outside computer service provider to examine all of the Administrator's computer hardware and software applications, to identify any Y2K concerns. This review and evaluation is in process and is expected to be completed by May 1999. If Y2K problems are identified, the Administrator will purchase, install and test the necessary software patches and new computer hardware to ensure that all of its computer systems are Y2K compliant. This correction phase, if required, is expected to be completed by September 1999.

Additionally, the Administrator has contacted the outside service providers used to assist the Administrator or the Management Company with the administration of the Partnership's operations to ascertain whether these entities are addressing the Y2K issue within their own operation. There can be no guarantee that the Administrator's systems or that systems of other companies providing services to the Partnership will be corrected in a timely manner. The estimated costs to the Partnership, relating to the investigation or correction of Y2K problems affecting the Partnership's operations, are expected to be nominal.

Finally, the Y2K issue is a global concern that may affect all business entities, including the Partnership's portfolio companies. The General Partner is continuing to assess the impact of Y2K concerns on its portfolio companies. However, the extent to which any potential Y2K problems could affect the valuations of these companies is unknown. At the time that specific Y2K problems are identified, if any, the General Partner will take such issues into consideration in adjusting the fair value of the Partnership's portfolio investments.

                       WESTFORD TECHNOLOGY VENTURES, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1998 (Unaudited) and December 31, 1997

Schedule of Portfolio Investments as of September 30, 1998 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1998

and 1997 (Unaudited)Statements of Cash Flows for the Nine Months Ended

September 30, 1998 and 1997 (Unaudited)Statement of Changes in Partners' Capital

for the Nine Months Ended September 30, 1998 (Unaudited) Notes to Financial

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

Realized Gains and Losses from Portfolio Investments - For the three and nine months ended September 30, 1998, the Partnership had a net realized loss from its portfolio investments of $68,190 resulting from the sale of 6,600 common shares of EIS International, Inc.stock in June 1998. Such shares were sold for $40,832 compared to a cost basis of $109,022.

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

Year 2000 Issue
The Year 2000 ("Y2K") concern arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results. The impact of the Y2K concern on the Partnership's operations is currently being assessed.

The Management Company is responsible to provide or arrange for the provision of administrative services necessary to support the Partnership's operations. The Management Company has arranged for Palmeri Fund Administrators, Inc. (the "Administrator") to provide the administrative and accounting services for the Partnership, including maintenance of the books and records of the Partnership, maintenance of the Limited Partner database, issuance of financial reports and tax information to Limited Partners and processing distribution payments to Limited Partners. Fees charged by the Administrator are paid directly by the Management Company.

The Administrator is currently assessing its computer hardware and software systems, specifically as they relate to the operations of the Partnership. As part of its investigation of potential Y2K problems, the Administrator has contracted with an outside computer service provider to examine all of the Administrator's computer hardware and software applications, to identify any Y2K concerns. This review and evaluation is in process and is expected to be completed by May 1999. If Y2K problems are identified, the Administrator will purchase, install and test the necessary software patches and new computer hardware to ensure that all of its computer systems are Y2K compliant. This correction phase, if required, is expected to be completed by September 1999.

Additionally, the Administrator has contacted the outside service providers used to assist the Administrator or the Management Company with the administration of the Partnership's operations to ascertain whether these entities are addressing the Y2K issue within their own operation. There can be no guarantee that the Administrator's systems or that systems of other companies providing services to the Partnership will be corrected in a timely manner. The estimated costs to the Partnership, relating to the investigation or correction of Y2K problems affecting the Partnership's operations, are expected to be nominal.

Finally, the Y2K issue is a global concern that may affect all business entities, including the Partnership's portfolio companies. The General Partner is continuing to assess the impact of Y2K concerns on its portfolio companies. However, the extent to which any potential Y2K problems could affect the valuations of these companies is unknown. At the time that specific Y2K problems are identified, if any, the General Partner will take such issues into consideration in adjusting the fair value of the Partnership's portfolio investments.

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


Date:         January 26, 1999