Form 10-K
period 1998-12-31
WESTFORD TECHNOLOGY VENTURES LP
filed 1999-04-15
CIK 821472

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X]      Annual Report Pursuant to Section 13 or 15(d) of The Securities
     Exchange Act of 1934

For the Fiscal Year Ended December 31, 1998

OR

[  ]     Transition Report Pursuant to Section 13 or 15(d) of The Securities
         Exchange Act of 1934

For the transition period from                  to
                             Commission file number 0-16208


                       WESTFORD TECHNOLOGY VENTURES, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                              13-3423417
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

17 Academy Street, 5th Floor
Newark, New Jersey                                                    07102-2905
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (973) 624-2131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
 None                                                     None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
-------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 16, 1999, 11,204 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.




                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the definitive proxy statement relating to the 1999 Annual Meeting of the Limited Partners of the Registrant, to be held on June 28, 1999 (the "Annual Meeting Proxy Statement") are incorporated herein by reference in Part III hereof. The Annual Meeting Proxy Statement will be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1998.

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

The Venture Capital Investments

From its inception to December 31, 1998, the Partnership made investments in eight portfolio companies with an aggregate cost of $11,160,079. The Partnership has fully invested its original net proceeds and will not make additional investments in new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies, if required. The venture capital investments made during 1998 and other events affecting the Partnership's portfolio investments during the year are listed below.

o In May 1998, the Partnership exercised its warrant to purchase 29,015 common shares of EIS International, Inc. for a total cost of $40,815. Subsequently, the Partnership sold 6,600 common shares of EIS for $40,832, realizing a loss of $68,190.

o In June 1998, the Partnership exercised its warrant to purchase 68,003 common shares of Inn-Room Systems, Inc. The cost to exercise such warrant, totaling $680, was paid by reducing the principal balance of the demand promissory note due from the company, from $103,620 to $102,940.

As of December 31, 1998, the Partnership had active investments in four portfolio companies with an aggregate cost of $10,460,214 and a fair value of $5,039,575. As of December 31, 1998, the Partnership had fully or partially liquidated investments with an aggregate cost of $3,864,669. These liquidated investments returned $5,590,139, resulting in a cumulative net realized gain of $1,725,470. Additionally, from its inception to December 31, 1998, the Partnership had earned $749,747 of interest and dividend income from its portfolio investments. As a result, from its inception to December 31, 1998, the Partnership had a cumulative net gain from its venture capital investments of $2,475,217.

Competition

The Partnership encounters competition from other entities having similar investment objectives. Primary competition for venture capital investments has been from venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small business investment companies and wealthy individuals. Competition also may develop from foreign investors and from large industrial and financial companies investing directly rather than through venture capital affiliates. The Partnership has been a co-investor with other professional venture capital investors and these relationships have generally expanded the Partnership's access to investment opportunities. As discussed above, the Partnership will not make investments in any new portfolio companies.

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

The approximate number of holders of Units as of March 16, 1999 is 1,792. The Managing General Partner and the four Individual General Partners of the Partnership also hold interests in the Partnership. Information contained in
Item 12 of this report "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

The Partnership did not make any cash  distributions  to its Partners during the
three  year  period  ended   December  31,  1998  and  has  not  made  any  cash
distributions to Partners since the inception of the Partnership.

Item 6.       Selected Financial Data.

($ In Thousands, Except For Per Unit Information)

                                                                           Years Ended December 31,

                                                             1998          1997            1996           1995          1994
                                                          ---------      ---------      ---------       --------     ----------

Total assets                                              $  5,397       $   6,655      $   9,077       $ 10,817     $    8,471

Net assets                                                   5,054           6,578          9,013         10,775          8,432

Cost of portfolio investments purchased                         41             600          1,033            336          1,464

Cumulative cost of portfolio investments                    11,160          11,119         10,519          9,487          9,151

Net unrealized (depreciation) appreciation
   of portfolio investments                                 (5,421)         (4,162)        (1,980)         2,448           (227)

Net investment loss                                           (197)           (222)          (257)          (318)          (295)

Net realized (loss) gain from portfolio
   investments                                                 (68)            (32)         2,923            (14)          (384)

Change in unrealized depreciation or
   appreciation of investments                              (1,259)         (2,181)        (4,428)         2,674            180

(Decrease) increase in net assets
   resulting from operations                                (1,524)         (2,435)        (1,762)         2,343           (500)

PER UNIT OF LIMITED PARTNERSHIP INTEREST

Net asset value, including net unrealized
   appreciation or depreciation of investments             $   446        $    580       $    790        $   920       $    744

Net investment loss                                            (20)            (22)           (24)           (28)           (26)

Net realized (loss) gain from portfolio
   investments                                                  (5)             (2)           219             (1)           (34)

Change in unrealized depreciation or
   appreciation of investments                                (109)           (186)          (325)           205             16

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of December 31, 1998, the Partnership had $7,998 in an interest-bearing cash account. Interest earned on such cash balances and other short-term investments for the years ended December 31, 1998, 1997 and 1996 was $415, $11,692 and $56,377, respectively. Interest earned from cash balances and short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in cash balances and amounts available for investment in short-term securities.

The Partnership has fully invested the net proceeds received from the offering of Units and will not make additional investments in new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies, if required. As discussed below, during 1998, the
Partnership completed a follow-on investment totaling $40,815 in EIS International, Inc.

As of December 31, 1998, the Partnership's current liabilities exceeded its cash balance by approximately $335,000. Current liabilities as of December 31, 1998 include $251,300 due to the Management Company. Funds needed to cover such current liabilities, future follow-on investments, if any, and operating expenses are expected to be obtained primarily from proceeds from the sale of the Partnership's remaining portfolio investments. As a result of the current cash shortage, payments to the Managing General Partner and Independent General Partners have been temporarily suspended.

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

Results of Operations

For the years ended December 31, 1998 and 1997, the Partnership had a net realized loss from operations of $264,993 and $254,578, respectively. For the year ended December 31, 1996, the Partnership had a net realized gain from operations of $2,666,326. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net
investment   income  or  loss  (interest  and  dividend  income  less  operating expenses).

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 1998, the Partnership had a net realized loss from its portfolio investments of $68,190 resulting from the sale of 6,600 common shares of EIS International, Inc. in June 1998.
Such shares were sold for $40,832 compared to a cost of $109,022.

For the year ended December 31, 1997, the Partnership had a net realized loss from its portfolio investments of $31,655, relating to the final escrow payment received, during 1997, in connection with the 1996 merger of EIS International, Inc. with Cybernetics Systems, Inc. In June 1997, the Partnership received 16,682 common shares of EIS, representing 100% of the shares previously held in escrow. However, in connection with a settlement agreement among EIS and the former Cybernetics shareholders, the Partnership received $1,320, representing only a portion of the $32,985 cash balance previously held in escrow, resulting in the $31,655 realized loss for 1997.

For the year ended December 31, 1996, the Partnership had a net realized gain from its portfolio investments of $2,923,123. In May 1996, the Partnership sold its remaining 21,673 shares of Cincinnati Bell Inc. common stock in the public market for $1,082,314, realizing a gain of $657,115. In March 1996, EIS International, Inc., a public company, completed its merger with Cybernetics Systems International, Inc. In connection with the merger, the Partnership exchanged its Cybernetics holdings for $460,245 in cash, 206,267 shares of restricted EIS common stock and warrants to purchase 29,015 shares of EIS common stock at $1.41 per share. Of the total merger consideration, $32,985 of cash and 16,682 shares of EIS common stock were placed in escrow, the release of which was contingent upon certain events. Claims set forth by EIS International subsequent to the merger were resolved through arbitration, resulting in a loss to the Partnership in 1997, as discussed above. The Partnership recognized a $2,272,883 realized gain in 1996 in connection with the merger. Also during 1996, the Partnership had a realized loss of $6,875 resulting from the expiration, in April 1996, of the Partnership's option to purchase 5,000 shares of common stock of Spectix Corporation.

Investment Income and Expenses - Net investment loss for the years ended December 31, 1998, 1997 and 1996 was $196,803, $221,913 and $256,797,
respectively. The $25,110 favorable change in net investment loss for 1998 compared to 1997 resulted from an $18,520 increase in investment income and a $6,590 decrease in operating expenses. The increase in investment income for 1998 is comprised of a $29,797 increase in income from portfolio investments partially offset by an $11,277 decrease in interest from short-term investments. The increase in income from portfolio investments primarily resulted from the additional promissory notes of Spectrix Corporation held by the Partnership during 1998 as compared to 1997. The decrease in interest from short-term investments during 1998 as compared to 1997 primarily is due to a reduction of funds available for investment in such securities during 1998. The decrease in operating expenses for 1998 as compared 1997 primarily resulted from a decline in professional fees of $9,006, primarily attributable to an unfavorable accrual adjustment made during the first quarter of 1997. This decrease was partially offset by a $5,939 increase in mailing and printing expenses primarily due to additional charges related to the proxy tabulation for the Partnership's 1998 Annual Meeting of Limited Partners.

The $34,884 decrease in net investment loss for 1997 compared to 1996 resulted from a $37,736 increase in investment income offset by a slight increase of $2,852 in operating expenses. The increase in investment income primarily resulted from an $82,421 increase in interest income from portfolio investments partially offset by a $44,685 decrease in interest from short-term investments. The increase in income from portfolio investments primarily resulted from the additional promissory notes of Spectrix Corporation held by the Partnership during 1997 compared to 1996. The decrease in interest from short-term investments for 1997 compared to 1996 primarily is due to a reduction of funds available for investment in such securities during 1997.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum annual fee of $200,000. The management fee for the years ended December 31, 1998, 1997 and 1996 was $222,302, $223,586 and $223,784,
respectively. The Management Company agreed to reduce the management fee payable by the Partnership to the minimum annual fee of $200,000 effective January 1, 1999. To the extent possible, the management fee and other expenses incurred by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest received from short-term investments, income earned from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Depreciation or Appreciation of Portfolio Investments - For the year ended December 31, 1998, the Partnership had a $1,259,082 unfavorable net change in unrealized depreciation of investments, primarily resulting from a $1,312,829 net downward revaluation of the Partnership's investment in EIS International, Inc. and Inn-Room Systems, Inc. during 1998. Partially offsetting this unfavorable change was a $53,747 transfer from unrealized loss to realized loss resulting from the sale of 6,600 common shares of EIS, as discussed above.

For the year ended December 31, 1997, the Partnership had a $2,181,401 unfavorable net change in unrealized depreciation of investments from the net downward revaluation of its investments in EIS International, Inc. and Spectrix Corporation during 1997.

For the year ended December 31, 1996, the Partnership had a $4,428,010 unfavorable net change in unrealized depreciation of investments, primarily resulting from the net downward revaluation of the Partnership's investment in EIS International, Inc. during 1996. Additionally during 1996, $2,805,258 was transferred from unrealized gain to realized gain relating to investments sold during 1996, as discussed above.

Net Assets - Changes in net assets  resulting  from  operations are comprised of
(1) net realized gain or loss from operations and (2) changes in net unrealized appreciation or depreciation of portfolio investments. As of December 31, 1998, the Partnership's net assets were $5,054,041, reflecting a decrease of $1,524,075 from net assets of $6,578,116 as of December 31, 1997. This decline reflects the decrease in net assets resulting from operations, comprised of the $1,259,082 unfavorable change in net unrealized depreciation and the $264,993 net realized loss from operations for 1998.

As of December 31, 1997, the Partnership's net assets were $6,578,116, reflecting a decrease of $2,434,979 from net assets of $9,013,095 as of December 31, 1996. This decline reflects the decrease in net assets resulting from operations, comprised of the $2,181,401 unfavorable change in net unrealized depreciation and the $253,578 net realized loss from operations for 1997.

As of December 31, 1996, the Partnership's net assets were $9,013,095, reflecting a decrease of $1,761,684 from net assets of $10,774,779 as of December 31, 1995. This decline reflects the decrease in net assets resulting from operations, comprised of the $4,428,010 unfavorable change in net unrealized depreciation partially offset by the $2,666,326 net realized gain from operations for 1996.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of December 31, 1998, 1997 and 1996 was $446, $580, and $790,
respectively.

Year 2000 Issue - The Year 2000 ("Y2K") concern arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results. The impact of the Y2K concern on the Partnership's operations is currently being assessed.

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

Finally, the Y2K issue is a global concern that may affect all business entities, including the Partnership's portfolio companies. The Managing General Partner is continuing to assess the impact of Y2K concerns on its portfolio companies. However, the extent to which any potential Y2K problems could affect the valuations of these companies is unknown. At the time that specific Y2K problems are identified, if any, the Managing General Partner will take such issues into consideration in adjusting the fair value of the Partnership's portfolio investments.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership is subject to market risk arising from changes in the value of its portfolio investments, short-term investments and interest-bearing cash equivalents, which may result from fluctuations in interest rates and equity prices. The Partnership has calculated its market risk related to its holdings of these investments based on changes in interest rates and equity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the hypothetical change in fair values, cash flows and earnings based on an assumed 10% change (increase or decrease) in interest rates and equity prices. To perform the sensitivity analysis, the assumed 10% change is applied to market rates and prices on investments held by the Partnership at the end of the accounting period.

The Partnership's portfolio investments had an aggregate fair value of $5,039,575 as of December 31, 1998. An assumed 10% decline from this December 31, 1998 fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and an unrealized loss of $503,958.

The Partnership had no short-term investments as of December 31, 1998. Market risk relating to the Partnership's interest-bearing cash equivalents held as of December 31, 1998 is considered to be immaterial.

Item 8.       Financial Statements and Supplementary Data.


                       WESTFORD TECHNOLOGY VENTURES, L.P.
                                      INDEX

Report of Independent Certified Public Accountants - BDO Seidman, LLP

Balance Sheets as of December 31, 1998 and 1997

Schedule of Portfolio Investments as of December 31, 1998

Schedule of Portfolio Investments as of December 31, 1997

Statements of Operations for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

Statements of Changes in Partners' Capital for the years ended December 31, 1996, 1997 and 1998

Notes to Financial Statements

NOTE - All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Partners
Westford Technology Ventures, L.P.
Newark, New Jersey

We have audited the accompanying balance sheets of Westford Technology Ventures, L.P. (the "Partnership"), including the schedule of portfolio investments, as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westford Technology Ventures, L.P. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include investments valued at $4,639,381 and $6,366,864, at December 31, 1998 and 1997, respectively, representing 92% and 97% of partners' capital, respectively, whose values have been estimated by the managing general partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the managing general partner in arriving at its estimates or value of such investments and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.


BDO Seidman, LLP


New York, New York
March 15, 1999

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS
December 31,


                                                                                                 1998                1997
                                                                                            ---------------   -----------------

ASSETS

Portfolio investments, at fair value (cost $10,460,214 as of
   December 31, 1998 and $10,528,421 as of December 31, 1997)                               $     5,039,575    $      6,366,864
Cash and cash equivalents                                                                             7,998              16,061
Receivable from securities sold (net of unamortized discount of
   $30,493 as of December 31, 1998 and $66,322 as of December 31, 1997)                              70,275             122,180
Accrued interest receivable                                                                         279,498             150,000
                                                                                            ---------------    ----------------

TOTAL ASSETS                                                                                $     5,397,346    $      6,655,105
                                                                                            ===============    ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                       $        39,501    $         44,355
Due to Management Company                                                                           251,304              22,134
Due to Independent General Partners                                                                  52,500              10,500
                                                                                            ---------------    ----------------
   Total liabilities                                                                                343,305              76,989
                                                                                            ---------------    ----------------

Partners' Capital:
Managing General Partner                                                                            593,816             577,197
Individual General Partners                                                                           3,477               3,577
Limited Partners (11,217 Units)                                                                   9,877,387          10,158,899
Unallocated net unrealized depreciation of investments                                           (5,420,639)         (4,161,557)
                                                                                            ---------------    ----------------
   Total Partners' Capital                                                                        5,054,041           6,578,116
                                                                                            ---------------    ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $     5,397,346    $      6,655,105

                                                                                            ===============    ================


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1998


                                                                     Initial Investment
Company  /Position                                                          Date                  Cost               Fair Value
EIS International, Inc.(A) (B)
Systems for call center telephone operators
228,682 shares of Common Stock                                           Mar. 1990          $      3,096,597     $       400,194
--------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.* (C)
Automated, in-room vending units for the lodging industry
1,548,494 shares of Common Stock                                         Oct. 1989                 1,320,349             300,000
Demand Promissory Note at prime plus 1% due 12/31/99                                                 102,940             102,940
                                                                                            ----------------     ---------------
                                                                                                   1,423,289             402,940
--------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*
Infrared data transfer technology for networks
742,304 shares of Preferred Stock                                        June 1989                 3,511,351           1,113,458
274,862 shares of Common Stock                                                                       142,681             412,293
Demand Promissory Notes at 8%                                                                      1,497,500           1,497,500
Warrants to purchase 424,394 shares of Common Stock
   at $.50 per share, expiring between 12/31/99 and 4/30/03                                                0             424,394
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 04/30/03                                                                      0                   0
                                                                                            ----------------     ---------------
                                                                                                   5,151,532           3,447,645
--------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
Designer of high performance, low power integrated
   circuit products
788,796 shares of Preferred Stock                                        Oct. 1992                   788,796             788,796
--------------------------------------------------------------------------------------------------------------------------------

TOTAL PORTFOLIO INVESTMENTS                                                                 $     10,460,214     $     5,039,575

                                                                                            ================     ===============


(A) Public company

(B) In May 1998, the Partnership exercised its warrant to purchase 29,015 common shares of EIS International, Inc. for a total cost of $40,815. Subsequently, the Partnership sold 6,600 common shares of EIS for $40,832, realizing a loss of $68,190.

(C) In June 1998, the Partnership exercised its warrant to purchase 68,003 common shares of Inn-Room Systems, Inc. The cost to exercise such warrants, totaling $680, was paid by reducing the principal balance of the demand promissory note due from the company, from $103,620 to $102,940.



* May be deemed an affiliated person of the Partnership as defined by the Investment Company Act of 1940.

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1997

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
EIS International, Inc.(A)
Systems for call center telephone operators
206,267 shares of Common Stock                                           Mar. 1990           $     2,726,335      $    1,134,469
Warrants to purchase 29,015 shares of Common Stock
   at $1.41 per share, expiring between 12/31/98 and 3/23/00                                         438,469             118,767
                                                                                             ---------------      --------------
                                                                                                   3,164,804           1,253,236
--------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.*
Automated, in-room vending units for the lodging industry
1,480,491 shares of Common Stock                                         Oct. 1989                 1,285,894             740,246
Demand Promissory Note at 1% plus prime due 12/31/98                                                 103,620             103,620
Warrants to purchase 68,003 shares of Common Stock at
   $0.01 per share, expiring 6/30/98                                                                  33,775              33,321
                                                                                             ---------------      --------------
                                                                                                   1,423,289             877,187
--------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*
Infrared data transfer technology for networks
742,304 shares of Preferred Stock                                        June 1989                 3,511,351           1,113,458
274,862 shares of Common Stock                                                                       142,681             412,293
Demand Promissory Notes at 8%                                                                      1,497,500           1,497,500
Warrants to purchase 424,394 shares of Common Stock
   at $.50 per share, expiring between 12/31/99 and 4/30/03                                                0             424,394
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 04/30/03                                                                      0                   0
                                                                                             ---------------      --------------
                                                                                                   5,151,532           3,447,645
--------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
Designer of high performance, low power integrated
   circuit products
788,796 shares of Preferred Stock                                        Oct. 1992                   788,796             788,796
--------------------------------------------------------------------------------------------------------------------------------

TOTAL PORTFOLIO INVESTMENTS                                                                  $    10,528,421      $    6,366,864

                                                                                             ===============      ==============

(A)  Public company




* May be deemed an affiliated person of the Partnership as defined by the Investment Company Act of 1940.

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                                1998              1997                1996
                                                                          ---------------     --------------      -------------

INVESTMENT INCOME AND EXPENSES

   Income:

   Interest from short-term investments                                   $           415    $        11,692     $        56,377
   Interest and other income from portfolio investments                           165,359            135,562              53,141
                                                                          ---------------    ---------------     ---------------
     Total investment income                                                      165,774            147,254             109,518
                                                                          ---------------    ---------------     ---------------

   Expenses:

   Management fee                                                                 222,302            223,586             223,784
   Professional fees                                                               65,024             74,030              54,546
   Independent General Partners' fees                                              42,000             42,000              42,000
   Mailing and printing                                                            24,901             18,962              30,250
   Custody fees                                                                     6,225              6,300               7,200
   Other expenses                                                                   2,125              4,289               8,535
                                                                          ---------------    ---------------     ---------------
     Total expenses                                                               362,577            369,167             366,315
                                                                          ---------------    ---------------     ---------------

NET INVESTMENT LOSS                                                              (196,803)          (221,913)           (256,797)

Net realized (loss) gain from portfolio investments                               (68,190)           (31,665)          2,923,123
                                                                          ---------------    ---------------     ---------------

NET REALIZED (LOSS) GAIN FROM OPERATIONS                                         (264,993)          (253,578)          2,666,326
Change in unrealized depreciation of investments                               (1,259,082)        (2,181,401)         (4,428,010)
                                                                          ---------------    ---------------     ---------------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                              $    (1,524,075)   $    (2,434,979)    $    (1,761,684)
                                                                          ===============    ===============     ===============





See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,


                                                                                 1998             1997                1996
                                                                            -------------     --------------    ---------------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                         $    (196,803)    $     (221,913)   $      (256,797)

Adjustments  to  reconcile  net  investment  loss to  cash  used  for  operating activities:
Decrease in accrued interest on short-term investments                                  -                  -              1,395
Decrease (increase) in accrued interest and other receivables                          32              1,709               (765)
Increase in accrued interest receivable from portfolio investments          (133,542)         (119,080)         (34,715)
Increase in payables                                                              266,316             13,152             22,078
                                                                            -------------     --------------    ---------------
Cash used for operating activities                                                (63,997)          (326,132)          (268,804)
                                                                            -------------     --------------    ---------------

CASH PROVIDED FROM (USED FOR) INVESTING
   ACTIVITIES

Net proceeds from sale or maturity of short-term investments                            -                  -            348,158
Cost of portfolio investments purchased                                           (40,815)          (600,000)        (1,032,500)
Proceeds from the sale of portfolio investments                                    96,749             42,007          1,646,828
                                                                            -------------     --------------    ---------------
Cash provided from (used for) investing activities                                 55,934           (557,993)           962,486
                                                                            -------------     --------------    ---------------

(Decrease) increase in cash and cash equivalents                                   (8,063)          (884,125)           693,682
Cash and cash equivalents at beginning of period                                   16,061            900,186            206,504
                                                                            -------------     --------------    ---------------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                                $       7,998     $       16,061    $       900,186
                                                                            =============     ==============    ===============


Supplemental disclosure of non-cash investing and
   financing activities:
   Proceeds from sale of Cybernetics - EIS stock                                $       -          $       -     $    3,164,804
   Proceeds from sale of Cybernetics - cash held in escrow                              -                  -             32,985
   Conversion of accrued interest into cost of portfolio
     investment                                                                       680              1,380                  -


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1996, 1997 and 1998

                                                                                               Unallocated
                                                                                             Net Unrealized
                                             Managing      Individual                         Appreciation
                                              General        General          Limited        (Depreciation)
                                              Partner       Partners         Partners        of Investments          Total

Balance as of December 31, 1995          $     82,416      $    2,893    $     8,241,616    $     2,447,854     $    10,774,779

Net investment loss                             7,981             (94)          (264,684)                 -            (256,797)

Net realized gain from
   portfolio investments                      468,737             875          2,453,511                  -           2,923,123

Change in unrealized
   depreciation of investments                      -               -                  -         (4,428,010)         (4,428,010)
                                         ------------      ----------    ---------------    ---------------     ---------------

Balance as of December 31, 1996               559,134           3,674         10,430,443(A)      (1,980,156)          9,013,095

Net investment loss                            24,647             (88)          (246,472)                 -            (221,913)

Net realized loss from
   portfolio investments                       (6,584)             (9)           (25,072)                 -             (31,665)

Change in unrealized
   depreciation of investments                      -               -                  -         (2,181,401)         (2,181,401)
                                         ------------      ----------    ---------------    ---------------     ---------------

Balance as of December 31, 1997               577,197           3,577         10,158,899(A)      (4,161,557)          6,578,116

Net investment loss                            30,797             (81)          (227,519)                 -            (196,803)

Net realized loss from
   portfolio investments                      (14,178)            (19)           (53,993)                 -             (68,190)

Change in unrealized
   depreciation of investments                      -               -                  -         (1,259,082)           (784,835)
                                         ------------      ----------    ---------------    ---------------     ---------------

Balance as of December 31, 1998          $    593,816      $    3,477    $     9,877,387(A) $    (5,420,639)    $     5,054,041
                                         ============      ==========    ===============    ===============     ===============


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, was $44 nnn6, $580 and $790 as of December 31, 1998, 1997 and 1996, respectively.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $5.4 million at December 31, 1998, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to December 31, 1998, other timing differences relating to net realized gains totaling $1.0 million have been recorded on the Partnership's financial statements but have not yet been recorded on the Partnership's tax return and syndication costs relating to the selling of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

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

4.     Related Party Transactions

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. For these services, the Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum fee of $200,000 per annum. Such fee is determined quarterly and paid monthly. The Management Company agreed to reduce the management fee payable by the Partnership to the minimum annual fee of $200,000 effective January 1, 1999.

The Management Company also directly provides certain shareholder services and database management support for the Limited Partners of the Partnership. For such services, the Management Company charges the Partnership $8,500 per quarter. This amount is paid to the Management Company in addition to the regular management fee discussed above.

5.     Independent General Partners' Fees

As compensation for services rendered to the Partnership, each of the three Independent General Partners receives $10,000 annually in quarterly installments and $1,000 for each meeting of the Independent General Partners attended, plus out-of-pocket expenses. Beginning in January 1999, the annual fee of $10,000 will be reduced to $5,000 for each Independent General Partner.


WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

6.     Classification of Portfolio Investments

As of December 31, 1998 and 1997, the Partnership's investments were categorized as follows:

As of December 31, 1998:                                                                         Percentage of
------------------------
Type of Investments                                        Cost                   Fair Value                  Net Assets*
-------------------                                   ---------------           ---------------               -----------
Preferred Stock                                      $      4,300,147            $    1,902,254               37.63%
Common Stock                                                4,559,627                 1,536,881               30.41%
Debt Securities                                             1,600,440                 1,600,440               31.67%
                                                     ----------------            --------------               ------

Total                                                $     10,460,214            $    5,039,575               99.71%
                                                     ================            ==============               ======

Country/Geographic Region
Midwestern U.S.                                      $      6,574,821            $    3,850,585               76.18%
Eastern U.S.                                                3,885,393                 1,188,990               23.53%
                                                     ----------------            --------------               ------

Total                                                $     10,460,214            $    5,039,575               99.71%
                                                     ================            ==============               ======

Industry
Wireless Communications                              $      5,151,532            $    3,447,645               68.21%
Computer Software                                           3,096,597                   400,194                7.92%
Vending Equipment                                           1,423,289                   402,940                7.97%
Semiconductors                                                788,796                   788,796               15.61%
                                                     ----------------            --------------               ------

Total                                                $     10,460,214            $    5,039,575               99.71%
                                                     ================            ==============               ======


As of December 31, 1997:                                                                         Percentage of
------------------------
Type of Investments                                        Cost                   Fair Value                  Net Assets*
-------------------                                   ---------------           ---------------               -----------
Preferred Stock                                      $      4,300,147            $    1,902,254               28.92%
Common Stock                                                4,154,910                 2,287,008               34.77%
Common Stock Warrants                                         472,244                   576,482                8.76%
Debt Securities                                             1,601,120                 1,601,120               24.34%
                                                     ----------------            --------------               ------

Total                                                $     10,528,421            $    6,366,864               96.79%
                                                     ================            ==============               ======

Country/Geographic Region
Midwestern U.S.                                      $      6,574,821            $    4,324,832               65.75%
Eastern U.S.                                                3,953,600                 2,042,032               31.04%
                                                     ----------------            --------------               ------

Total                                                $     10,528,421            $    6,366,864               96.79%
                                                     ================            ==============               ======

Industry
Wireless Communications                              $      5,151,532            $    3,447,645               52.41%
Computer Software                                           3,164,804                 1,253,236               19.06%
Vending Equipment                                           1,423,289                   877,187               13.33%
Semiconductors                                                788,796                   788,796               11.99%
                                                     ----------------            --------------               ------

Total                                                $     10,528,421            $    6,366,864               96.79%
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

The Management Company

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership pursuant to the Management Agreement between the Partnership and the Management Company. As of March 16, 1999, the directors and executive officers of the Management Company are:

Name and Age  Position Held                                   Director Since

Jeffrey T. Hamilton (61)President, Secretary and               September 3, 1987
                        Chairman of the Board of Directors

Louise M. Hamilton (58)    Director                              August 23, 1991

Susan J. Trammell (44)    Treasurer and Director               February 27, 1991

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

As of March 16, 1999, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. Mr. Ames, an Individual General Partner of the Partnership, owns 10 Units and Ms. Trammell, the Treasurer and Director of the Management Company, owns 3 Units. The Individual General Partners and the directors and officers of the Management Company as a group own 13 Units or less than one percent of the total Units outstanding.

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

                  Report of Independent Certified Public Accountants - BDO Seidman, LLP

                  Balance Sheets as of December 31, 1998 and 1997

                  Schedule of Portfolio Investments as of December 31, 1998

                  Schedule of Portfolio Investments as of December 31, 1997

                  Statements of Operations for the years ended December 31,
                    1998, 1997 and 1996

                  Statements of Cash Flows for the years ended December 31,
                    1998, 1997 and 1996

                  Statements of Changes in Partners' Capital for the years
                    ended December 31, 1996, 1997 and 1998

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated on the 15th day of April 1999.


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