Form 10-Q
period 1999-03-31
WESTFORD TECHNOLOGY VENTURES LP
filed 1999-05-14
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1999

Or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                  to
                             Commission file number 0-16208


                       WESTFORD TECHNOLOGY VENTURES, L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                             13-3423417
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

17 Academy Street, 5th Floor
Newark, New Jersey                                                07102-2905
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (973) 624-2131

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

                       WESTFORD TECHNOLOGY VENTURES, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1999 (Unaudited) and December 31, 1998

Schedule of Portfolio Investments as of March 31, 1999 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 1999 and 1998 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1999 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.       Quantitative and Qualitative Disclosure about Market Risk


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS


                                                                                       March 31, 1999          December 31,
                                                                                          (Unaudited)                1998
ASSETS

Portfolio investments, at fair value (cost $10,759,780 as of
   March 31, 1999 and $10,460,214 as of Decemeber 31, 1998 )                            $     4,789,870           $    5,039,575
Cash and cash equivalents                                                                        10,701                    7,998
Receivable from securities sold (net of unamortized
   discount of $30,493 as of December 31, 1998)                                                       -                   70,275
Accrued interest receivable                                                                      32,962                  279,498
                                                                                        ---------------           --------------

TOTAL ASSETS                                                                            $     4,833,533           $    5,397,346
                                                                                        ===============           ==============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                   $        29,907           $       39,501
Due to Management Company                                                                       351,304                  251,304
Due to Independent General Partners                                                              59,250                   52,500
                                                                                        ---------------           --------------
   Total liabilities                                                                            440,461                  343,305
                                                                                        ---------------           --------------

Partners' Capital:
Managing General Partner                                                                        584,154                  593,816
Individual General Partners                                                                       3,441                    3,477
Limited Partners (11,217 Units)                                                               9,775,387                9,877,387
Unallocated net unrealized depreciation of investments                                       (5,969,910)              (5,420,639)
                                                                                        ---------------           --------------
   Total partners' capital                                                                    4,393,072                5,054,041
                                                                                        ---------------           --------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                 $     4,833,533           $    5,397,346

                                                                                       ===============           ==============


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
March 31, 1999



                                                                     Initial Investment
Company  /Position                                                          Date                  Cost               Fair Value
EIS International, Inc. (A)
Systems for call center telephone operators
228,682 shares of Common Stock                                           Mar. 1990          $      3,096,597     $       571,705
--------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.*
Automated, in-room vending units for the lodging industry
1,548,494 shares of Common Stock                                         Oct. 1989                 1,320,349             300,000
Demand Promissory Note at prime plus 1% due 12/31/99                                                 102,940             102,940
                                                                                            ----------------     ---------------
                                                                                                   1,423,289             402,940
--------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*(B)
Infrared data transfer technology for networks
2,277,173 shares of Preferred Stock                                      June 1989                 5,046,220           2,277,173
699,256 shares of Common Stock                                                                       354,878             699,256
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 04/30/03                                                                      0                   0
                                                                                            ----------------     ---------------
                                                                                                   5,401,098           2,976,429
--------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
Designer of high performance, low power integrated
   circuit products
788,796 shares of Preferred Stock                                        Oct. 1992                   788,796             788,796
Demand Promissory Note at prime                                                                       50,000              50,000
                                                                                            ----------------     ---------------
                                                                                                     838,796             838,796
--------------------------------------------------------------------------------------------------------------------------------

TOTAL PORTFOLIO INVESTMENTS                                                                 $     10,759,780     $     4,789,870

                                                                                            ================     ===============



(A) Public company

(B) In connection with a capital restructuring of Spectrix Corporation completed in March 1999, the Partnership exercised its warrant to purchase 424,394 common shares of Spectrix at $0.50 per share. Such shares were purchased through the reduction of $212,197 of the principal balance of certain promissory notes due from the company. The remaining principal due on such promissory notes totaling $1,285,303 along with accrued interest of $249,566 was exchanged for 1,534,869 shares of Spectrix preferred stock.


* May be deemed an affiliated person of the Partnership as defined by the Investment Company Act of 1940.

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31,



                                                                                                   1999                1998
                                                                                               -------------       ------------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                                        $         109       $        165
   Interest and other income from portfolio investments                                                3,016             41,052
                                                                                               -------------       ------------
   Total investment income                                                                             3,125             41,217
                                                                                               -------------       ------------

   Expenses:
   Management fee                                                                                     50,000             55,896
   Professional fees                                                                                   6,775              7,683
   Mailing and printing                                                                                3,500              3,490
   Independent General Partners' fees                                                                  6,750             10,500
   Other expenses                                                                                      1,575             10,240
                                                                                               -------------       ------------
   Total expenses                                                                                     68,600             87,809
                                                                                               -------------       ------------

NET INVESTMENT LOSS                                                                                  (65,475)           (46,592)

Net realized loss from portfolio investments                                                         (46,223)                 -
                                                                                               -------------       ------------

NET REALIZED LOSS FROM OPERATIONS                                                                   (111,698)           (46,592)

Change in net unrealized depreciation of investments                                                (549,271)           676,435
                                                                                               -------------       ------------

NET (DECREASE) INCREASE IN NET ASSETS RESULTING
   FROM OPERATIONS                                                                             $    (660,969)      $    629,843
                                                                                               =============       ============


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31,



                                                                                                  1999                1998
                                                                                              ------------         ------------

CASH FLOWS PROVIDED FROM (USED FOR)
OPERATING ACTIVITIES

Net investment loss                                                                           $     (65,475)       $    (46,592)

Adjustments to reconcile net investment loss to cash provided from (used for) operating activities:

Decrease (increase) in accrued interest and other receivables                                         6,657             (35,389)
Increase in payables                                                                                 97,156              78,530
                                                                                              -------------        ------------
Cash provided from (used for) operating activities                                                   38,338              (3,451)
                                                                                              -------------        ------------

CASH FLOWS (USED FOR) PROVIDED FROM
INVESTING ACTIVITIES

Cost of portfolio investments purchased                                                             (50,000)                  -
Proceeds from the sale of portfolio investments                                                      14,365              11,300
                                                                                              -------------        ------------
Cash (used for) provided from investing activities                                                  (35,635)             11,300
                                                                                              -------------        ------------

Increase in cash and cash equivalents                                                                 2,703               7,849
Cash and cash equivalents at beginning of period                                                      7,998              16,061
                                                                                              -------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $     10,701         $     23,910
                                                                                              ============         ============


Supplemental disclosure of non-cash investing activities:
   Conversion of accrued interest into cost of portfolio investment                           $    (249,566)       $          -

                                                                                              =============        ============


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Three Months Ended March 31, 1999



                                                                                               Unallocated
                                           Managing       Individual                        Net Unrealized
                                            General         General           Limited       Depreciation of
                                            Partner        Partners          Partners          Investments           Total

Balance at beginning of period          $    593,816      $   3,477      $     9,877,387    $    (5,420,639)   $     5,054,041

Net investment loss                              (51)           (23)             (65,401)                 -            (65,475)

Net realized loss from portfolio
   investments                                (9,611)           (13)             (36,599)                 -            (46,223)

Change in net unrealized
   depreciation of investments                     -              -                    -           (549,271)          (549,271)
                                        ------------      ---------      ---------------    ---------------    ---------------

Balance at end of period                $    584,154      $   3,441      $     9,775,387(A) $    (5,969,910)   $     4,393,072
                                        ============      =========      ===============    ===============    ===============


(A)  The net asset  value  per  $1,000  unit of  limited  partnership  interest,
     including  an  assumed   allocation  of  net  unrealized   depreciation  of
     investments, is $388.


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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $6.0 million at March 31, 1999, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to March 31, 1999, other timing differences relating to net realized gains totaling $1.0 million have been recorded on the Partnership's financial statements but have not yet been recorded on the Partnership's tax return and syndication costs relating to the selling of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

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

4.     Related Party Transactions

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. For these services, the Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum fee of $200,000 per annum. Such fee is determined quarterly and paid monthly. Effective January 1, 1999, the management fee payable by the Partnership was reduced to the minimum annual fee of $200,000 as per agreement with the Management Company.

The Management Company also directly provides certain shareholder services and database management support for the Limited Partners of the Partnership. For such services, the Management Company had charged the Partnership an additional fee of $8,500 per quarter through December 31, 1998. This amount was paid to the Management Company in addition to the regular management fee discussed above.
 Effective January 1, 1999, however, the Management Company agreed to provide such services for no additional fee.

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

5.     Independent General Partners' Fees

As compensation for services rendered to the Partnership, each of the three Independent General Partners receives $5,000 annually in quarterly installments and $1,000 for each meeting of the Independent General Partners attended, plus out-of-pocket expenses.

6.     Classification of Portfolio Investments

As of March 31, 1999, the Partnership's investments were categorized as follows:

                                                                                                          Percentage of
Type of Investments                                        Cost                   Fair Value                  Net Assets*
-------------------                                   ---------------           ---------------               -----------
Preferred Stock                                      $      5,835,016            $    3,065,969               69.79%
Common Stock                                                4,771,824                 1,570,961               35.76%
Debt Securities                                               152,940                   152,940                 3.48%
                                                     ----------------            --------------             ---------
Total                                                $     10,759,780            $    4,789,870             109.03%
                                                     ================            ==============             =======

Country/Geographic Region
Midwestern U.S.                                      $      6,824,387            $    3,379,369               76.92%
Eastern U.S.                                                3,935,393                 1,410,501               32.11%
                                                     ----------------            --------------             --------
Total                                                $     10,759,780            $    4,789,870              109.03%
                                                     ================            ==============             ========

Industry
Wireless Communications                              $      5,401,098            $    2,976,429               67.76%
Computer Software                                           3,096,597                   571,705               13.01%
Vending Equipment                                           1,423,289                   402,940                9.17%
Semiconductors                                                838,796                   838,796               19.09%
                                                     ----------------            --------------             --------
Total                                                $     10,759,780            $    4,789,870              109.03%
                                                     ================            ==============             ========

*  Fair value as a percentage of net assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of March 31, 1999, the Partnership held $10,701 in an interest-bearing cash account. The Partnership earned $109 of interest from such cash account for the three months ended March 31, 1999. Interest earned from the Partnership's cash balances and short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

The Partnership has fully invested the net proceeds received from the offering of Units and will not make additional investments in new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies, if required. During the three months ended March 31, 1999, the Partnership completed a follow-on investment of $50,000 in Thunderbird Technologies, Inc.

As of March 31, 1999, the Partnership's current liabilities exceeded its cash balance by approximately $430,000. Current liabilities as of March 31, 1999 include $351,304 due to the Management Company and $59,250 due to the Independent General Partners. Funds needed to cover such current liabilities, future follow-on investments, if any, and operating expenses are expected to be obtained primarily from proceeds from the sale of the Partnership's remaining portfolio investments. As a result of the current cash shortage, payments to the Management Company and the Independent General Partners have been temporarily suspended.

Results of Operations

For the three months ended March 31, 1999 and 1998, the Partnership had a net realized loss from operations of $111,698 and $46,592, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three months ended March 31, 1999, the Partnership had a $46,223 net realized loss from its portfolio investments due to the write off of the net receivable balance due from the 1994 sale of Eidetics Incorporated. In April 1994, Eidetics Incorporated was sold in a management buyout for a $4,190 cash down payment and potential future payments to be determined by the actual cash receipts of the acquiring company for five years from the buyout date. In 1994, the Partnership recorded a $250,597 receivable related to such expected future payments. At the end of the five year period actual cash payments received against the receivable balance totaled $204,374. The Partnership also received interest payments totaling $72,965 over the five year period.

For the three months ended March 31, 1998, the Partnership had no realized gains or losses from its portfolio investments.

Investment Income and Expenses - Net investment loss for the t hree months ended March 31, 1999 and 1998 was $65,475 and $46,592, respectively. The increase in net investment loss for the 1999 period as compared to the same period in 1998, is comprised of a $38,092 decrease in investment income partially offset by a $19,209 decrease in operating expenses. The decrease in investment income primarily resulted from the decrease in interest income relating to promissory notes due from Spectrix Corporation which were exchanged for additional equity holdings of the company in March 1999. The decrease in operating expenses primarily resulted from a decline in the management fee and the database management fee, as discussed below. Additionally, Independent General Partners' fees declined $3,750, reflecting the reduction of the annual fees paid to each Independent General Partner from $10,000 to $5,000 effective as of January 1, 1999.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at the annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum annual fee of $200,000. Effective January 1, 1999, the Management Company agreed to reduce the management fee payable by the Partnership to the minimum annual fee of $200,000. The management fee for the three months ended March 31, 1999 and 1998 was $50,000 and $55,896, respectively.

The Management Company also directly provides certain shareholder services and database management support for the Limited Partners of the Partnership. For such services, the Management Company had charged the Partnership an additional fee of $8,500 per quarter through December 31, 1998. This amount was paid to the Management Company in addition to the regular management fee discussed above. Effective January 1, 1999, however, the Management Company agreed to provided such services for no additional fee.

To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest received from short-term investments, income earned from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Depreciation of Portfolio Investments - For the three months ended March 31, 1999, the Partnership had a $549,271 unfavorable change in net unrealized depreciation of investments, resulting from the net downward revaluation of its investments in EIS International, Inc. and Spectrix Corporation.

For the three months ended March 31, 1998, the Partnership had a $676,435 favorable change in net unrealized depreciation of investments, resulting from the net upward revaluation of its investment in EIS International, Inc., resulting from the increase in the public market price of the company's common stock at the end of the quarter.

Net Assets - Changes in net assets resulting from operations are comprised of 1) net realized gain or loss from operations and 2)changes in net unrealized appreciation or depreciation of investments.

As of March 31, 1999, the Partnership's net assets were $4,393,072, reflecting a decrease of $660,969 from net assets of $5,054,041 as of December 31, 1998. This change represents the decrease in net assets resulting from operations for the three month period, comprised of the $549,271 unfavorable change in net unrealized depreciation of investments and the $111,698 net realized loss from operations.

As of March 31, 1998, the Partnership's net assets were $7,207,959, reflecting an increase of $629,843 from net assets of $6,578,116 as of December 31, 1997. This change represents the increase in net assets resulting from operations for the three month period, comprised of the $676,435 favorable change net unrealized depreciation of investments partially offset by the $46,592 net realized loss from operations.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of March 31, 1999 and December 31, 1998 was $388 and $446, respectively.

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

The Administrator has assessed its computer hardware and software systems, specifically as they relate to the operations of the Partnership. As part of this investigation of potential Y2K concerns, the Administrator contracted with an outside computer service provider to examine all of the Administrator's computer hardware and software applications. This review and evaluation has been completed. The Administrator is in the process of purchasing, installing and testing the necessary software patches and new computer hardware to ensure that all of its computer systems are Y2K compliant. This correction phase is expected to be completed by September 1999.

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

Finally, the Y2K issue is a global concern that may affect all business entities, including the Partnership's portfolio companies. The Managing General Partner is continuing to assess the impact of Y2K concerns on its portfolio companies. However, the extent to which any potential Y2K concerns could affect the valuations of these companies is unknown. At the time that specific Y2K concerns are identified, if any, the Managing General Partner will take such issues into consideration in adjusting the fair value of the Partnership's portfolio investments.





Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

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

The Partnership's portfolio investments had an aggregate fair value of $4,789,870 as of March 31, 1999. An assumed 10% decline from this fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and a corresponding unrealized loss of $478,987.

The Partnership had no short-term investments as of March 31, 1999. Market risk relating to the Partnership's interest-bearing cash equivalents held as of March 31, 1999 is considered to be immaterial.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

The 1999 Annual Meeting of Limited Partners is scheduled to be held on June 28, 1999.

Item 5.       Other Information.

Not applicable.

Item 6.       Exhibits and Reports on Form 8-K.

              (a)   Exhibits

                    (27) Financial Data Schedule (filed with SEC, EDGAR version only)

              (b) No reports on Form 8-K have been filed during the quarter covered by this report.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities, and on the date indicated.



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



Date:         May 14, 1999