Form 10-Q
period 1999-06-30
WESTFORD TECHNOLOGY VENTURES LP
filed 1999-08-16
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1999

Or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                  to
                             Commission file number 0-16208


                       WESTFORD TECHNOLOGY VENTURES, L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                           13-3423417
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

17 Academy Street, 5th Floor
Newark, New Jersey                                                  07102-2905
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (973) 624-2131

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

                       WESTFORD TECHNOLOGY VENTURES, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1999 (Unaudited) and December 31, 1998

Schedule of Portfolio Investments as of June 30, 1999 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1999 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS


                                                                                        June 30, 1999          December 31,
                                                                                          (Unaudited)                1998
ASSETS

Portfolio investments, at fair value (cost $10,759,780 as of
   June 30, 1999 and $10,460,214 as of December 31, 1998)                               $     4,875,626           $    5,039,575
Cash and cash equivalents                                                                         2,792                    7,998
Receivable from securities sold (net of unamortized
   discount of $30,493 as of December 31, 1998)                                                       -                   70,275
Accrued interest receivable                                                                      36,190                  279,498
                                                                                        ---------------           --------------

TOTAL ASSETS                                                                            $     4,914,608           $    5,397,346
                                                                                        ===============           ==============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                   $        23,052           $       39,501
Due to Management Company                                                                       411,304                  251,304
Due to Independent General Partners                                                              69,000                   52,500
                                                                                        ---------------           --------------
   Total liabilities                                                                            503,356                  343,305
                                                                                        ---------------           --------------

Partners' Capital:
Managing General Partner                                                                        584,131                  593,816
Individual General Partners                                                                       3,417                    3,477
Limited Partners (11,217 Units)                                                               9,707,858                9,877,387
Unallocated net unrealized depreciation of investments                                       (5,884,154)              (5,420,639)
                                                                                        ---------------           --------------
   Total partners' capital                                                                    4,411,252                5,054,041
                                                                                        ---------------           --------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                 $     4,914,608           $    5,397,346
                                                                                        ===============           ==============


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
June 30, 1999

                                                                     Initial Investment
Company  /Position                                                          Date                  Cost               Fair Value
EIS International, Inc. (A)
Systems for call center telephone operators
228,682 shares of Common Stock                                           Mar. 1990          $      3,096,597     $       657,461
--------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.*
Automated, in-room vending units for the lodging industry
1,548,494 shares of Common Stock                                         Oct. 1989                 1,320,349             300,000
Demand Promissory Note at prime plus 1% due 12/31/99                                                 102,940             102,940
                                                                                            ----------------     ---------------
                                                                                                   1,423,289             402,940
--------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*(B)
Infrared data transfer technology for networks
60,547 shares of Series A Preferred Stock                                June 1989                   784,319              60,547
2,216,626 shares of Series B Preferred Stock                                                       4,261,901           2,216,626
699,256 shares of Common Stock                                                                       354,878             699,256
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 04/30/03                                                                      0                   0
                                                                                            ----------------     ---------------
                                                                                                   5,401,098           2,976,429
--------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
Designer of high performance, low power integrated
   circuit products
788,796 shares of Series A Preferred Stock                               Oct. 1992                   788,796             788,796
Demand Promissory Note at prime                                                                       50,000              50,000
                                                                                            ----------------     ---------------
                                                                                                     838,796             838,796
--------------------------------------------------------------------------------------------------------------------------------

TOTAL PORTFOLIO INVESTMENTS                                                                 $     10,759,780     $     4,875,626
                                                                                            ================     ===============



(A) Public company

(B) In connection with a capital restructuring of Spectrix Corporation, the Partnership exchanged its previously held shares of preferred stock, on a one for one basis, for the new Series A and Series B preferred stock of Spectrix.


* May be deemed an affiliated person of the Partnership as defined by the Investment Company Act of 1940.

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (Unaudited)



                                                                         Three Months Ended                   Six Months Ended
                                                                              June 30,                            June 30,

                                                                        1999            1998             1999            1998
                                                                   --------------   ------------    --------------   ------------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                            $           50   $         121   $          159   $         286
   Interest and other income from portfolio investments                     3,257          39,242            6,273          80,294
                                                                   --------------   -------------   --------------   -------------
   Totals                                                                   3,307          39,363            6,432          80,580
                                                                   --------------   -------------   --------------   -------------

   Expenses:
   Management fee                                                          50,000          55,468          100,000         111,364
   Professional fees                                                        7,588           7,236           14,363          14,919
   Mailing and printing                                                     1,695           6,091            5,195           9,581
   Independent General Partners' fees                                       9,750          10,500           16,500          21,000
   Other expenses                                                           1,850          11,154            3,425          21,394
                                                                   --------------   -------------   --------------   -------------
   Totals                                                                  70,883          90,449          139,483         178,258
                                                                   --------------   -------------   --------------   -------------

NET INVESTMENT LOSS                                                       (67,576)        (51,086)        (133,051)        (97,678)

Net realized loss from portfolio investments                                    -         (68,190)         (46,223)        (68,190)
                                                                   --------------   -------------   --------------   -------------

NET REALIZED LOSS FROM OPERATIONS                                         (67,576)       (119,276)        (179,274)       (165,868)

Change in unrealized depreciation of investments                           85,756        (632,298)        (463,515)         44,137
                                                                   --------------   -------------   --------------   -------------

NET (DECREASE) INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                       $       18,180   $    (751,574)  $     (642,789)  $    (121,731)
                                                                   ==============   =============   ==============   =============

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30,



                                                                                                   1999               1998
                                                                                               ------------       -------------
CASH FLOWS PROVIDED FROM (USED FOR)
   OPERATING ACTIVITIES

Net investment loss                                                                             $    (133,051)      $   (97,678)

Adjustments to reconcile net investment loss to cash used for operating activities:

Decrease (increase) in accrued interest and other receivables                                           3,429           (65,522)
Increase in payables                                                                                  160,051           123,279
                                                                                                -------------       -----------
Cash provided from (used for) operating activities                                                     30,429           (39,921)
                                                                                                -------------       -----------

CASH FLOWS (USED FOR) PROVIDED FROM
   INVESTING ACTIVITIES

Cost of portfolio investments purchased                                                               (50,000)          (40,815)
Proceeds from the sale of portfolio investments                                                        14,365            68,785
                                                                                                -------------       -----------
Cash (used for) provided from investing activities                                                    (35,635)           27,970
                                                                                                -------------       -----------

Decrease in cash and cash equivalents                                                                  (5,206)          (11,951)

Cash and cash equivalents at beginning of period                                                        7,998            16,061
                                                                                                -------------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $       2,792       $     4,110
                                                                                                =============       ===========


Supplemental disclosure of non-cash investing and financing activities:
   Purchase of 68,003 common shares of Inn-Room
        Systems, Inc. - through reduction of notes                                                          -      $        680
   Conversion of accrued interest into cost of portfolio investment                             $     249,566                 -


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Six Months Ended June 30, 1999



                                                                                               Unallocated
                                           Managing       Individual                        Net Unrealized
                                            General         General           Limited       Depreciation of
                                            Partner        Partners          Partners          Investments           Total

Balance at beginning of period          $    593,816      $   3,477      $     9,877,387    $    (5,420,639)   $     5,054,041

Net investment loss                              (74)           (47)            (132,930)                 -           (133,051)

Net realized loss from portfolio
   investments                                (9,611)           (13)             (36,599)                 -            (46,223)

Change in net unrealized
   depreciation of investments                     -              -                    -           (463,515)          (463,515)
                                        ------------      ---------      ---------------    ---------------    ---------------

Balance at end of period                $    584,131      $   3,417      $     9,707,858(A)  $   (5,884,154)   $     4,411,252
                                        ============      =========      ===============     ===============    ==============



(A)  The net asset  value  per  $1,000  unit of  limited  partnership  interest,
     including  an  assumed   allocation  of  net  unrealized   depreciation  of
     investments, is $389.


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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $5.9 million at June 30, 1999, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to June 30, 1999, other timing differences relating to net realized gains totaling $1.0 million have been recorded on the Partnership's financial statements but have not yet been recorded on the Partnership's tax return and syndication costs relating to the selling of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

5.     Independent General Partners' Fees

As compensation for services rendered to the Partnership, each of the three Independent General Partners receives an annual fee in quarterly installments and $1,000 for each meeting of the Independent General Partners attended, plus out-of-pocket expenses. The annual fee paid to each Independent General Partner was reduced from $10,000 to $5,000 effective on January 1, 1999.

6.     Classification of Portfolio Investments

As of June 30, 1999, the Partnership's investments were categorized as follows:

                                                                                                          Percentage of
Type of Investments                                        Cost                   Fair Value                  Net Assets*
-------------------                                   ---------------           ---------------               -----------
Preferred Stock                                      $      5,835,016            $    3,065,969               69.50%
Common Stock                                                4,771,824                 1,656,717               37.56%
Debt Securities                                               152,940                   152,940                 3.47%
                                                     ----------------            --------------             ---------
Total                                                $     10,759,780            $    4,875,626             110.53%
                                                     ================            ==============             =======

Country/Geographic Region
Midwestern U.S.                                      $      6,824,387            $    3,379,369               76.61%
Eastern U.S.                                                3,935,393                 1,496,257               33.92%
                                                     ----------------            --------------             --------
Total                                                $     10,759,780            $    4,875,626             110.53%
                                                     ================            ==============             =======

Industry
Wireless Communications                              $      5,401,098            $    2,976,429               67.48%
Computer Software                                           3,096,597                   657,461               14.90%
Vending Equipment                                           1,423,289                   402,940                9.13%
Semiconductors                                                838,796                   838,796               19.02%
                                                     ----------------            --------------             --------
Total                                                $     10,759,780            $    4,875,626             110.53%
                                                     ================            ==============             =======

*  Fair value as a percentage of net assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of June 30, 1999, the Partnership held $2,792 in an interest-bearing cash account. The Partnership earned interest from its cash balances of $50 and $159 for the three and six months ended June 30, 1999, respectively. Interest earned from the Partnership's cash balances and short-term investments, if any, in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

The Partnership has fully invested the net proceeds received from the offering of Units and will not make additional investments in new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies, if required. During the six months ended June 30, 1999, the Partnership completed a follow-on investment of $50,000 in Thunderbird Technologies, Inc.

As of June 30, 1999, the Partnership's current liabilities exceeded its cash balance by approximately $500,600. Current liabilities as of June 30, 1999 include $411,304 due to the Management Company and $69,000 due to the Independent General Partners. Funds needed to cover such current liabilities, future follow-on investments, if any, and operating expenses are expected to be obtained primarily from proceeds from the sale of the Partnership's remaining portfolio investments. As a result of the current cash shortage, payments to the Management Company and the Independent General Partners have been temporarily suspended.

Results of Operations

For the three and six months ended June 30, 1999, the Partnership had a net realized loss from operations of $67,576 and $179,274, respectively. For the three and six months ended June 30, 1998, the Partnership had a net realized loss from operations of $119,276 and $165,868, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three months ended June 30, 1999, the Partnership had no realized gains or losses from its portfolio investments. For the six months ended June 30, 1999, the Partnership had a $46,223 net realized loss from its portfolio investments due to the write off of the remaining net receivable balance due from the 1994 sale of Eidetics Incorporated. In April 1994, Eidetics Incorporated was sold in a management buyout for a $4,190 cash down payment and potential future payments to be determined by the actual cash receipts of the acquiring company for five years from the buyout date. In 1994, the Partnership recorded a $250,597 receivable related to such expected future payments. At the end of the five year period actual cash payments received against the receivable balance totaled $204,374. The Partnership also received interest payments totaling $72,965 over the five year period.

For the three and six months ended June 30, 1998, the Partnership had a net realized loss from its portfolio investments of $68,190 resulting from the sale of 6,600 shares of EIS International, Inc. common stock, for $40,832.

Investment Income and Expenses - Net investment loss for the three months ended June 30, 1999 and 1998 was $67,576 and $51,086, respectively. The increase in net investment loss for the 1999 period as compared to the same period in 1998, is comprised of a $36,056 decrease in investment income partially offset by a $19,566 decrease in operating expenses. The decrease in investment income primarily resulted from the decrease in interest income relating to promissory notes due from Spectrix Corporation which were exchanged for additional equity holdings of the company in March 1999. The decrease in operating expenses primarily resulted from a decline in the management fee and the database management fee, as discussed below. Additionally, there was a decline mailing and printing expenses due to a reversal, during 1999, of prior period accruals and a general decrease in such expenses for the 1999 period as compared to the same period for 1998.

Net investment loss for the six months ended June 30, 1999 and 1998 was $133,051 and $97,678, respectively. The increase in net investment loss for the 1999 period as compared to the same period in 1998, is comprised of a $74,148 decrease in investment income partially offset by a $38,775 decrease in operating expenses. The decrease in investment income primarily resulted from the decrease in interest income relating to promissory notes due from Spectrix Corporation as discussed above. The decrease in operating expenses primarily resulted from a decline in the management fee, the database management fee, and mailing and printing expenses as discussed above. Additionally, Independent General Partners' fees declined $4,500, primarily reflecting the reduction of the annual fees paid to each Independent General Partner from $10,000 to $5,000 effective as of January 1, 1999.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at the annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum annual fee of $200,000. Effective January 1, 1999, the Management Company agreed to reduce the management fee payable by the Partnership to the minimum annual fee of $200,000. The management fee for the three months ended June 30, 1999 and 1998 was $50,000 and $55,468, respectively. The management fee for the six months ended June 30, 1999 and 1998 was $100,000 and $111,364, respectively.

Additionally, the Management Company provides certain shareholder services and database management support for the Limited Partners of the Partnership. For such services, the Management Company had charged the Partnership an additional fee of $8,500 per quarter through December 31, 1998. This amount was paid to the Management Company in addition to the regular management fee discussed above. Effective January 1, 1999, however, the Management Company agreed to provided such services for no additional fee.

To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest received from short-term investments, income earned from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the six months ended June 30, 1999, the Partnership had a $463,515 unfavorable change in net unrealized depreciation of investments, resulting from the net downward revaluation of the Partnership's remaining portfolio investments.

For the six months ended June 30, 1998, the Partnership had a $44,137 favorable change in net unrealized depreciation of investments primarily resulting from the transfer of $53,747 from unrealized loss to realized loss due to the sale of 6,600 common shares of EIS, as discussed above. This increase was partially offset by a $9,610 net downward revaluation of the Partnership's investment in EIS International, Inc., due to a decrease in the public market price of the company's common stock at the end of the period

Net Assets - Changes in net assets resulting from operations are comprised of 1) net realized gain or loss from operations and 2)changes in net unrealized appreciation or depreciation of investments.

As of June 30, 1999, the Partnership's net assets were $4,417,252, reflecting a decrease of $636,789 from net assets of $5,054,041 as of December 31, 1998. This change represents the decrease in net assets resulting from operations for the six month period, comprised of the $463,515 unfavorable change in net unrealized depreciation of investments and the $173,274 net realized loss from operations.

As of June 30, 1998, the Partnership's net assets were $6,456,385, reflecting a decrease of $121,731 from net assets of $6,578,116 at December 31, 1997. This change represents the decrease in net assets resulting from operations for the six month period, comprised of the $165,868 net realized loss from operations partially offset by the $44,137 favorable change in net unrealized depreciation of investments.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at June 30, 1999 and December 31, 1998 was $390 and $446,
respectively.

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

The Administrator has assessed its computer hardware and software systems, specifically as they relate to the operations of the Partnership. As part of this investigation of potential Y2K concerns, the Administrator contracted with an outside computer service provider to examine all of the Administrator's computer hardware and software applications. This review and evaluation has been completed and certain Y2K concerns were identified. The Administrator has completed the purchase and installation of the necessary software upgrades and patches and new computer hardware required for its computer systems to be Y2K compliant. The Administrator expects to complete the testing of its systems by October 1999.

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

The Partnership's portfolio investments had an aggregate fair value of $4,875,626 as of June 30, 1999. An assumed 10% decline from this fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and a corresponding unrealized loss of $487,563.

The Partnership had no short-term investments as of June 30, 1999. Market risk relating to the Partnership's interest-bearing cash equivalents held as of June 30, 1999 is considered to be immaterial.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

The 1999 Annual Meeting of Limited Partners, originally scheduled for June 28, 1999, was held on July 23, 1999. At the meeting, the following matters were voted on and approved:

                                                                     Affirmative
                                                                         Votes                Withheld

Election of the four Individual General Partners, to serve for the ensuing year:
Jeffrey T. Hamilton                                                     4,237                  1,473
Robert S. Ames                                                          4,433                  1,277
Alfred M. Bertocchi                                                     4,441                  1,269
George M. Weimer                                                        4,434                  1,276


                                                                     Affirmative             Negative
                                                                         Votes                  Votes              Abstentions

Election of the General Partner, WTVI Co., L.P.
to serve as Managing General Partner
for the ensuing year.                                                   4,257                  1,453                 n/a

Approval of the continuance of the
Management Agreement between the
Partnership and the Management Company                                  3,808                  1,560                 342

Ratification of the selection of
BDO Seidman LLP as independent
auditors for the Partnership's fiscal
year ending December 31, 1999                                           4,657                  781                   272


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



              WESTFORD TECHNOLOGY VENTURES, L.P.


By:           WTVI Co., L.P.
              its managing general partner


By:           Hamilton Capital Management Inc.
              its general partner


By:           s/s       Jeffrey T. Hamilton  President, Secretary and Director
              Jeffrey T. Hamilton            (PrincipalExecutive Officer) of
                                             of Hamilton Capital Management Inc.
                                             and Individual General Partner of
                                             Westford Technology Ventures, L.P.


By:           s/s       Susan J. Trammell    Treasurer and Director (Principal
              Susan J. Trammell              Financial and Accounting Officer)
                                             of Hamilton Capital Management Inc.



Date:         August 16, 1999