Form 10-Q
period 1999-09-30
WESTFORD TECHNOLOGY VENTURES LP
filed 1999-11-15
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1999

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

                       WESTFORD TECHNOLOGY VENTURES, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1999 (Unaudited) and December 31, 1998

Schedule of Portfolio Investments as of September 30, 1999 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1999 and 1998 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1999 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                        September 30,
                                                                                            1999                 December 31,
                                                                                          (Unaudited)                1998
ASSETS

Portfolio investments, at fair value (cost $10,759,780 as of
   September 30, 1999 and $10,460,214 as of December 31, 1998)                          $     4,875,626           $    5,039,575
Cash and cash equivalents                                                                         7,106                    7,998
Receivable from securities sold (net of unamortized
   discount of $30,493 as of December 31, 1998)                                                       -                   70,275
Accrued interest receivable                                                                      39,509                  279,498
                                                                                        ---------------           --------------

TOTAL ASSETS                                                                            $     4,922,241           $    5,397,346
                                                                                        ===============           ==============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                   $        43,335           $       39,501
Due to Management Company                                                                       467,304                  251,304
Due to Independent General Partners                                                              78,750                   52,500
                                                                                        ---------------           --------------
   Total liabilities                                                                            589,389                  343,305
                                                                                        ---------------           --------------

Partners' Capital:
Managing General Partner                                                                        584,013                  593,816
Individual General Partners                                                                       3,389                    3,477
Limited Partners (11,217 Units)                                                               9,629,604                9,877,387
Unallocated net unrealized depreciation of investments                                       (5,884,154)              (5,420,639)
                                                                                        ---------------           --------------
   Total partners' capital                                                                    4,332,852                5,054,041
                                                                                        ---------------           --------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                 $     4,922,241           $    5,397,346
                                                                                        ===============           ==============


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
September 30, 1999

                                                                     Initial Investment
Company  /Position                                                          Date                  Cost               Fair Value
EIS International, Inc. (A)
Systems for call center telephone operators
228,682 shares of Common Stock                                           Mar. 1990          $      3,096,597     $       657,461
--------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.*
Automated, in-room vending units for the lodging industry
1,548,494 shares of Common Stock                                         Oct. 1989                 1,320,349             300,000
Demand Promissory Note at prime plus 1% due 12/31/99                                                 102,940             102,940
                                                                                            ----------------     ---------------
                                                                                                   1,423,289             402,940
--------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*
Infrared data transfer technology for networks
60,547 shares of Series A Preferred Stock                                June 1989                   784,319              60,547
2,216,626 shares of Series B Preferred Stock                                                       4,261,901           2,216,626
699,256 shares of Common Stock                                                                       354,878             699,256
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 04/30/03                                                                      0                   0
                                                                                            ----------------     ---------------
                                                                                                   5,401,098           2,976,429
--------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
Designer of high performance, low power integrated
   circuit products
788,796 shares of Series A Preferred Stock                               Oct. 1992                   788,796             788,796
Demand Promissory Note at prime                                                                       50,000              50,000
                                                                                            ----------------     ---------------
                                                                                                     838,796             838,796
--------------------------------------------------------------------------------------------------------------------------------

TOTAL PORTFOLIO INVESTMENTS                                                                 $     10,759,780     $     4,875,626
                                                                                            ================     ===============


(A) Public company



* May be deemed an affiliated person of the Partnership as defined by the Investment Company Act of 1940.


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (Unaudited)



                                                                    Three Months Ended                     Nine Months Ended
                                                                       September 30,                         September 30,

                                                                    1999            1998              1999             1998
                                                             ---------------  ----------------  ---------------    --------------

INVESTMENT INCOME AND EXPENSES


     Income:
     Interest from short-term investments                      $           5     $          59    $         164    $         345
     Interest and other income from portfolio
       investments                                                     3,328            42,814            9,601          123,108
                                                               -------------     -------------    -------------    -------------
     Totals                                                            3,333            42,873            9,765          123,453
                                                               -------------     -------------    -------------    -------------

     Expenses:
     Management fee                                                   50,000            55,468          150,000          166,832
     Database management fee                                               -             8,500                -           25,500
     Professional fees                                                 7,922             7,259           22,285           22,178
     Mailing and printing                                             12,284             4,654           17,479           14,235
     Independent General Partners' fees                                9,750            10,500           26,250           31,500
     Custodial fees                                                    1,500             1,500            4,500            4,725
     Other expenses                                                      277               899              702            2,068
                                                               -------------     -------------    -------------    -------------
     Totals                                                           81,733            88,780          221,216          267,038
                                                               -------------     -------------    -------------    -------------

NET INVESTMENT LOSS                                                  (78,400)          (45,907)        (211,451)        (143,585)

Net realized loss from portfolio investments                               -                 -          (46,223)         (68,190)
                                                               -------------     -------------    -------------    -------------

NET REALIZED LOSS FROM OPERATIONS                                    (78,400)          (45,907)        (257,674)        (211,775)

Change in unrealized depreciation of investments                           -          (757,509)        (463,515)        (713,372)
                                                               -------------     -------------    -------------    -------------

NET DECREASE IN NET ASSETS
     RESULTING FROM OPERATIONS                                 $     (78,400)    $    (803,416)   $    (721,189)   $    (925,147)
                                                               =============     =============    =============    =============

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30,


                                                                                                     1999             1998
                                                                                               --------------     -------------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                             $    (211,451)    $    (143,585)

Adjustments to reconcile net investment loss to cash used for operating activities:

Decrease (increase) in accrued interest receivable                                                        110          (101,423)
Increase in payables                                                                                  246,084           194,412
                                                                                                -------------     -------------
Cash used for operating activities                                                                     34,743           (50,596)
                                                                                                -------------     -------------

CASH FLOWS PROVIDED FROM (USED FOR) INVESTING
   ACTIVITIES

Cost of portfolio investments purchased                                                               (50,000)          (40,815)
Proceeds from the sale of portfolio investments                                                        14,365            80,590
                                                                                                -------------     -------------
Cash provided from (used for) investing activities                                                    (35,635)           39,775
                                                                                                -------------     -------------

Decrease in cash and cash equivalents                                                                    (892)          (10,821)
Cash and cash equivalents at beginning of period                                                        7,998            16,061
                                                                                                -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $       7,106     $       5,240
                                                                                                =============     =============


Supplemental disclosure of non-cash investing and
   financing activities:
   Purchase of 68,003 common shares of Inn-Room
      Systems, Inc. - through reduction of notes                                                $           -      $        680
   Conversion of accrued interest receivable into cost of portfolio
     investment                                                                                 $     249,566      $          -

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Nine Months Ended September 30, 1999


                                                                                               Unallocated
                                           Managing       Individual                        Net Unrealized
                                            General         General           Limited       Depreciation of
                                            Partner        Partners          Partners          Investments           Total

Balance at beginning of period          $    593,816      $   3,477      $     9,877,387    $    (5,420,639)   $     5,054,041

Net investment loss                             (192)           (75)            (211,184)                 -           (211,451)
Net realized loss from portfolio
   investments                                (9,611)           (13)             (36,599)                 -            (46,223)

Change in net unrealized
   depreciation of investments                     -              -                    -           (463,515)          (463,515)
                                        ------------      ---------      ---------------    ---------------    ---------------

Balance at end of period                $    584,013      $   3,389      $     9,629,604(A) $    (5,884,154)   $     4,332,852
                                        ============      =========      ===============    ===============    ===============




(A)  The net asset  value  per  $1,000  unit of  limited  partnership  interest,
     including  an  assumed   allocation  of  net  unrealized   depreciation  of
     investments, is $382 as of September 30, 1999.


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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $5.9 million at September 30, 1999, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to September 30, 1999, other timing differences relating to net realized gains totaling $1.0 million have been recorded on the Partnership's financial statements but have not yet been recorded on the Partnership's tax return and syndication costs relating to the selling of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

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

6.     Classification of Portfolio Investments

As of September 30, 1999, the Partnership's investments were categorized as follows:

                                                                                                          Percentage of
Type of Investments                                        Cost                   Fair Value                  Net Assets*
-------------------                                   ---------------           ---------------               -----------
Preferred Stock                                      $      5,835,016            $    3,065,969               70.76%
Common Stock                                                4,771,824                 1,656,717               38.24%
Debt Securities                                               152,940                   152,940                 3.53%
                                                     ----------------            --------------             ---------
Total                                                $     10,759,780            $    4,875,626              112.53%
                                                     ================            ==============             ========

Country/Geographic Region
Midwestern U.S.                                      $      6,824,387            $    3,379,369               78.00%
Eastern U.S.                                                3,935,393                 1,496,257               34.53%
                                                     ----------------            --------------             --------
Total                                                $     10,759,780            $    4,875,626              112.53%
                                                     ================            ==============             ========

Industry
Wireless Communications                              $      5,401,098            $    2,976,429               68.70%
Computer Software                                           3,096,597                   657,461               15.17%
Vending Equipment                                           1,423,289                   402,940                9.30%
Semiconductors                                                838,796                   838,796               19.36%
                                                     ----------------            --------------             --------
Total                                                $     10,759,780            $    4,875,626              112.53%
                                                     ================            ==============             ========

*  Fair value as a percentage of net assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of September 30, 1999, the Partnership held $7,106 in an interest-bearing cash account. The Partnership earned interest from its cash balances of $5 and $164 for the three and nine months ended September 30, 1999, respectively. Interest earned from the Partnership's cash balances and short-term investments, if any, in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

The Partnership has fully invested the net proceeds received from the offering of Units and will not make additional investments in new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies, if required.

As of September 30, 1999, the Partnership's current liabilities exceeded its cash balance by approximately $582,300. Current liabilities as of September 30, 1999 include $467,304 due to the Management Company comprised of accrued and unpaid management fees and other charges totaling $401,304 and advances made by the Management Company to fund Partnership operations totaling $66,000. Current liabilities as of September 30, 1999 also include fees due to the Independent General Partners totaling $78,750. Funds needed to cover such current liabilities, follow-on investments, if any, and future operating expenses are expected to be obtained primarily from proceeds received from the sale of the Partnership's remaining portfolio investments. As a result of the current cash shortage, payments to the Management Company and the Independent General Partners have been temporarily suspended.

Results of Operations

For the three and nine months ended September 30, 1999, the Partnership had a net realized loss from operations of $78,400 and $257,674, respectively. For the three and nine months ended September 30, 1998, the Partnership had a net realized loss from operations of $45,907 and $211,775, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three months ended September 30, 1999, the Partnership had no realized gains or losses from its portfolio investments. For the nine months ended September 30, 1999, the Partnership had a $46,223 net realized loss from its portfolio investments due to the write-off of the remaining net receivable balance due from the 1994 sale of Eidetics Incorporated. Eidetics Incorporated was sold in 1994 in a management buyout for a $4,190 cash down payment and potential future payments determined by the actual cash receipts of the acquiring company for five years from the buyout date. In 1994, the Partnership recorded a $250,597 receivable related to such expected future payments. At the end of the five year period actual cash payments received against the receivable balance totaled $204,374. The Partnership also received interest payments totaling $72,965 over the five year period.

For the three months ended September 30, 1998, the Partnership had no realized gains and losses from its portfolio investments. For the nine months ended September 30, 1998, the Partnership had a net realized loss from its portfolio investments of $68,190 resulting from the sale of 6,600 shares of EIS International, Inc. common stock, for $40,832.

Investment Income and Expenses - Net investment loss for the three months ended September 30, 1999 and 1998 was $78,400 and $45,907, respectively. The increase in net investment loss for the 1999 period as compared to the same period in 1998, is comprised of a $39,540 decrease in investment income partially offset by a $7,047 decrease in operating expenses. The decrease in investment income primarily resulted from the decrease in interest income relating to promissory notes due from Spectrix Corporation which were exchanged for additional equity holdings of the company in March 1999. The decrease in operating expenses primarily resulted from a decline in the management fee and the database management fee, as discussed below. These reduced expenses were partially offset by an increase in mailing and printing expenses resulting from certain accrual adjustments related to the printing and mailing of the Partnership's 1999 proxy statement.

Net investment loss for the nine months ended September 30, 1999 and 1998 was $211,451 and $143,585, respectively. The increase in net investment loss for the 1999 period as compared to the same period in 1998, is comprised of a $113,688 decrease in investment income partially offset by a $45,822 decrease in operating expenses. The decrease in investment income primarily resulted from the decrease in interest income relating to promissory notes due from Spectrix Corporation during the 1999 period, as discussed above. The decrease in operating expenses primarily resulted from a decline in the management fee and the database management fee as discussed below. Additionally, Independent General Partners' fees declined $5,525, primarily reflecting the reduction of the annual fees paid to each Independent General Partner from $10,000 to $5,000 effective as of January 1, 1999. These reduced expenses were partially offset by a $3,244 increase in mailing and printing expenses relating to a general increase in such expenses during the 1999 period.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at the annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum annual fee of $200,000. Effective January 1, 1999, the Management Company agreed to reduce the management fee payable by the Partnership to the minimum annual fee of $200,000. The management fee for the three months ended September 30, 1999 and 1998 was $50,000 and $55,468, respectively. The management fee for the nine months ended September 30, 1999 and 1998 was $150,000 and $166,832, respectively.

Additionally, the Management Company provides certain shareholder services and database management support for the Limited Partners of the Partnership. For such services, the Management Company had charged the Partnership an additional fee of $8,500 per quarter through December 31, 1998. This amount was paid to the Management Company in addition to the regular management fee discussed above. Effective January 1, 1999, the Management Company agreed to provided such services for no additional fee.

Funds needed to cover current liabilities, future management fees and other operating expenses incurred directly by the Partnership are expected to be obtained primarily from proceeds received from the sale of the Partnership's remaining portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the nine months ended September 30, 1999, the Partnership had a $463,515 unfavorable change in net unrealized depreciation of investments primarily resulting from a $720,782 downward revaluation of the Partnership's investment in Spectrix Corporation. This decrease was partially offset by a $252,676 net upward revaluation of the Partnership's investment in EIS International, Inc., due to an increase in the public market price of EIS common stock as of the end of the period.

For the nine months ended September 30, 1998, the Partnership had a $713,372 unfavorable change in net unrealized depreciation of investments primarily resulting from a $767,119 net downward revaluation of the Partnership's investment in EIS International, Inc., due to a decrease in the public market price of the EIS common stock as of the end of the period. This decrease was partially offset by the transfer of $53,747 from unrealized loss to realized loss due to the sale of 6,600 common shares of EIS, as discussed above.

Net Assets - Changes in net assets  resulting from  operations are comprised of
1) net realized gain or loss from  operations and
2) changes in net unrealized appreciation or depreciation of investments.

As of September 30, 1999, the Partnership's net assets were $4,332,852, reflecting a decrease of $721,189 from net assets of $5,054,041 as of December 31, 1998. This change represents the decrease in net assets resulting from operations for the nine month period, comprised of the $463,515 unfavorable change in net unrealized depreciation of investments and the $257,674 net realized loss from operations for the nine month period.

As of September 30, 1998, the Partnership's net assets were $5,652,969, down $925,147 from net assets of as of $6,578,116 December 31, 1997. This change represents the decrease in net assets resulting from operations for the nine month period comprised of the $713,372 unfavorable change to net unrealized depreciation of investments and the $211,775 net realized loss from operations for the nine month period.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at September 30, 1999 and December 31, 1998 was $382 and $446, respectively.

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

The Administrator has assessed its computer hardware and software systems, specifically as they relate to the operations of the Partnership. As part of this investigation of potential Y2K concerns, the Administrator contracted with an outside computer service provider to examine all of the Administrator's computer hardware and software applications. This review and evaluation has been completed and certain Y2K concerns were identified. The Administrator has completed the purchase and installation of the necessary software upgrades and patches and new computer hardware required for its computer systems to be Y2K compliant.
The  Administrator  expects to  complete  the testing of its systems by November
1999.

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

The Partnership's portfolio investments had an aggregate fair value of $4,875,626 as of September 30, 1999. An assumed 10% decline from this fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and a corresponding unrealized loss of $487,563.

The Partnership had no short-term investments as of September 30, 1999. Market risk relating to the Partnership's interest-bearing cash equivalents held as of September 30, 1999 is considered to be immaterial.

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



              WESTFORD TECHNOLOGY VENTURES, L.P.


By:           WTVI Co., L.P.
              its managing general partner


By:           Hamilton Capital Management Inc.
              its general partner



By:           /s/       Jeffrey T. Hamilton  President, Secretary and Director
              Jeffrey T. Hamilton            (Principal Executive Officer)
                                             of Hamilton Capital Management Inc.
                                             and Individual General
                                             Partner of Westford Technology
                                             Ventures, L.P.


By:           /s/       Susan J. Trammell    Treasurer and Director (Principal
              Susan J. Trammell              Financial and Accounting Officer)
                                             of Hamilton Capital
                                             Management Inc.



Date:         November 15, 1999