Form 10-K
period 1999-12-31
WESTFORD TECHNOLOGY VENTURES LP
filed 2000-03-29
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999

OR

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                  to
                             Commission file number 0-16208


                       WESTFORD TECHNOLOGY VENTURES, L.P.

-------------------------------------------------------------------------------
                         (Exact name of registrant as specified in its charter)


Delaware                                                             13-3423417
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

17 Academy Street, 5th Floor

Newark, New Jersey                                                    07102-2905
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (973) 624-2131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
   None                                                     None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest

------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2000, 11,204 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2000 Annual Meeting of the Limited Partners of the Registrant, to be held on June 28, 2000 (the "Annual Meeting Proxy Statement") are incorporated herein by reference in Part III hereof. The Annual Meeting Proxy Statement will be filed with the Commission no later than 120 days after the close of the fiscal year ended December 31, 1999.

                                     PART I

Item 1.       Business.
              --------

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

The Partnership's originally scheduled termination date was December 31, 1998. In October 1998, the Individual General Partners voted to extend the term of the Partnership for an additional two-year period. The Partnership is now scheduled to terminate no later than December 31, 2000. However, the Individual General Partners have the right to extend the term of the Partnership for an additional two-year period if they determine that such extension is in the best interest of the Partnership.

Portfolio Investments

From its inception to December 31, 1999, the Partnership made investments in eight companies at an aggregate cost of $14,634,449, including non-cash investments totaling $3,639,405. The Partnership has fully invested its original net proceeds and will not make additional investments in new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies, if required. Portfolio investments made during 1999 and other events affecting the Partnership's portfolio investments during the year are listed below.

o In connection with a capital restructuring of Spectrix Corporation completed in March 1999, the Partnership exercised its warrant to purchase 424,394 common shares of Spectrix at $0.50 per share. Such shares were purchased through the reduction of $212,197 of the principal balance of certain promissory notes due from the company. The remaining principal due on such promissory notes totaling $1,285,303 along with accrued interest of $249,566 was exchanged for 1,534,869 shares of Spectrix Series B preferred stock. Finally, the Partnership exchanged its previously held shares of preferred stock, on a one for one basis, for new Series A and Series B preferred stock of Spectrix.

o        During  1999,  the  Partnership   completed  follow-on  investments  in
         Thunderbird    Technologies,    Inc.   totaling   $60,000,    acquiring
         interest-bearing demand promissory notes at prime.

o The Partnership agreed to extend the demand promissory note due from Inn-Room Systems, Inc. from December 31, 1999 to
         December 31, 2000.

As of December 31, 1999, the Partnership had active investments in four portfolio companies with an aggregate cost of $10,769,780 and a fair value of $5,550,221. As of December 31, 1999, the Partnership had fully or partially liquidated investments with an aggregate cost of $3,864,669. These liquidated investments returned $5,543,916, resulting in a cumulative net realized gain of $1,679,247. Additionally, from its inception to December 31, 1999, the Partnership had earned $762,887 of interest and dividend income from its portfolio investments. As a result, from its inception to December 31, 1999, the Partnership had a cumulative net realized gain from its portfolio investments of $2,442,134.

Subsequent to the end of the year, in January 2000, SER Systems AG completed its acquisition of EIS International, Inc. at $6.25 per share. The Partnership received $1,429,263 for its EIS shares, compared to a fair value of $1,322,056 as of December 31, 1999.

Competition

The Partnership encounters competition from other entities having similar investment objectives. Primary competition for venture capital investments has been from venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small business investment companies and wealthy individuals. Competition also may develop from foreign investors and from large industrial and financial companies investing directly rather than through venture capital affiliates. The Partnership has been a co-investor with other professional venture capital investors and these relationships have generally expanded the Partnership's access to investment opportunities. However, as discussed above, the Partnership will not make investments in any new portfolio companies.

Employees

The Partnership has no employees. The Managing General Partner, subject to the supervision of the Individual General Partners, manages and controls the Partnership's venture capital investments. The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership, including managing the Partnership's idle cash balances which are invested in short-term securities.

Item 2.       Properties.
              ----------

The Partnership does not own or lease physical properties.

Item 3.       Legal Proceedings.
              -----------------

The Partnership is not a party to any material pending legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of the calendar year covered by this report.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

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

The approximate number of holders of Units as of March 15, 2000 is 1,623. The Managing General Partner and the four Individual General Partners of the Partnership also hold interests in the Partnership. Information contained in
Item 12 of this report "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

The Partnership did not make any cash  distributions  to its Partners during the
three  year  period  ended   December  31,  1999  and  has  not  made  any  cash
distributions to Partners since the inception of the Partnership.

Item 6.       Selected Financial Data.
              -----------------------


($ in thousands, except for per unit information)
                                                                           Years Ended December 31,

                                                             1999          1998            1997           1996          1995
                                                          ---------      ---------      ---------       --------     -------

Total assets                                              $  5,594       $   5,397      $   6,655       $  9,077     $   10,817

Net assets                                                   4,935           5,054          6,578          9,013         10,775

Net unrealized (depreciation) appreciation
   of portfolio investments                                 (5,220)         (5,421)        (4,162)        (1,980)         2,448

Net investment loss                                           (273)           (197)          (222)          (257)          (318)

Net realized (loss) gain from portfolio
   investments                                                 (46)            (68)           (32)         2,923            (14)

Change in unrealized depreciation or
   appreciation of investments                                 201          (1,259)        (2,181)        (4,428)         2,674

(Decrease) increase in net assets from operations             (119)         (1,524)        (2,435)        (1,762)         2,343

PER UNIT OF LIMITED PARTNERSHIP INTEREST:

Net asset value, including net unrealized
   appreciation or depreciation of investments             $   435        $    446       $    580        $   790       $    920

Net investment loss                                            (25)            (20)           (22)           (24)           (28)

Net realized (loss) gain from portfolio
   investments                                                  (3)             (5)            (2)           219             (1)

Change in unrealized depreciation or
   appreciation of investments                                  17            (109)          (186)          (325)           205

Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.
        ------------------------------------------------------------------------

Liquidity and Capital Resources

As of December 31, 1999, the Partnership had $603 in an interest-bearing cash account. Interest earned on such cash balances and other short-term investments for the years ended December 31, 1999, 1998 and 1997 totaled $187, $415 and $11,692, respectively. Interest earned from cash balances and short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in cash balances and amounts available for investment in short-term securities.

The Partnership has fully invested the net proceeds received from the offering of Units and will not make additional investments in new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies, if required. During 1999, the Partnership completed follow-on investments totaling $60,000 in Inn-Room Systems, Inc.

As of December 31, 1999, the Partnership's current liabilities exceeded its cash balance by approximately $658,000. Such current liabilities as of December 31, 1999 include $540,304 due to the Management Company. Funds needed to cover current liabilities, future follow-on investments, if any, and operating expenses are expected to be obtained primarily from proceeds from the sale of the Partnership's remaining portfolio investments. As a result of the current cash shortage, payments to the Managing General Partner and Independent General Partners have been temporarily suspended.

In January 2000, SER Systems AG completed its acquisition of EIS International, Inc. at $6.25 per share. The Partnership received $1,429,623 from the sales of its EIS shares in January 2000. A portion of the cash proceeds received from the sale of EIS shares will be used to pay the Partnership's current liabilities, including the amount due to the Management Company.

The Partnership's originally scheduled termination date was December 31, 1998. In October 1998, the Individual General Partners voted to extend the term of the Partnership for an additional two-year period. The Partnership is now scheduled to terminate no later than December 31, 2000. However, the Individual General Partners have the right to extend the term of the Partnership for an additional two-year period if they determine that such extension is in the best interest of the Partnership.

Results of Operations

For the years ended December 31, 1999, 1998 and 1997 the Partnership had a net realized loss from operations of $319,698, $264,993 and $253,578, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 1999, the Partnership had a net realized loss of $46,223 resulting from the write-off of the remaining receivable balance due from the 1994 sale of Eidetics Incorporated. Eidetics Incorporated was sold in 1994 in a management buyout for a $4,190 cash down payment and potential future payments determined by the actual cash receipts of the acquiring company for five years from the buyout date. In 1994, the Partnership recorded a $250,597 receivable related to such expected future payments. At the end of the five year period actual cash payments received against the receivable balance totaled $204,374. The Partnership also received interest payments totaling $72,965 over the five year period.

For the year ended December 31, 1998, the Partnership had a net realized loss from its portfolio investments of $68,190, resulting from the sale of 6,600 common shares of EIS International, Inc. in June 1998. Such shares were sold for $40,832 compared to a cost of $109,022.

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

Investment  Income  and  Expenses  - Net  investment  loss for the  years  ended
December  31,  1999,  1998  and  1997  was  $273,475,   $196,803  and  $221,913,
respectively.

The $76,672 unfavorable change in net investment loss for 1999 compared to 1998, is comprised of a $152,447 decrease in investment income offset by a $75,775 reduction in operating expenses. The decrease in investment income primarily resulted from the reduced interest income related to promissory notes due from Spectrix Corporation which were exchanged for additional equity holdings of the company in March 1999. The decrease in expenses for 1999 was due to the reduced management fees, as discussed below, as well as a reduction in Independent General Partner's fees, reflecting the reduced annual fee paid to each Independent General Partner from $10,000 to $5,000 effective as of January 1, 1999.

The $25,110 favorable change in net investment loss for 1998 compared to 1997 resulted from an $18,520 increase in investment income and a $6,590 decrease in operating expenses. The increase in investment income for 1998 is comprised of a $29,797 increase in income from portfolio investments partially offset by an $11,277 decrease in interest from short-term investments. The increase in income from portfolio investments primarily resulted from the additional promissory notes of Spectrix Corporation held by the Partnership during 1998 as compared to 1997. The decrease in interest from short-term investments during 1998 as compared to 1997 primarily was due to a reduction of funds available for investment in such securities during 1998. The decrease in operating expenses for 1998 as compared to 1997 primarily resulted from a decline in professional fees of $9,006, primarily attributable to an unfavorable accrual adjustment made during the first quarter of 1997. This decrease was partially offset by a $5,939 increase in mailing and printing expenses primarily due to additional charges related to the proxy tabulation for the Partnership's 1998 Annual Meeting of Limited Partners.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum annual fee of $200,000. The management fee for the years ended December 31, 1999, 1998 and 1997 was $200,000, $222,302 and $223,586,
respectively. The Management Company voluntarily agreed to reduce the management fee payable by the Partnership to the minimum annual fee of $200,000 effective as of January 1, 1999. To the extent possible, the management fee and other expenses incurred by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest received from short-term investments, income earned from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Depreciation or Appreciation of Portfolio Investments - For the year ended December 31, 1999, the Partnership had $201,080 favorable net change in unrealized depreciation of investments, resulting from a $921,862 upward revaluation its investment in EIS International, Inc. and a $720,782 downward revaluation of its investment in Spectrix Corporation during 1999.

For the year ended December 31, 1998, the Partnership had a $1,259,082 unfavorable net change in unrealized depreciation of investments, primarily resulting from a $1,312,829 net downward revaluation of its investment in EIS International, Inc. and Inn-Room Systems, Inc. during 1998. Partially offsetting this unfavorable change was a $53,747 transfer from unrealized loss to realized loss resulting from the sale of 6,600 common shares of EIS, as discussed above.

For the year ended December 31, 1997, the Partnership had a $2,181,401 unfavorable net change in unrealized depreciation of investments from the net downward revaluation of its investments in EIS International, Inc. and Spectrix Corporation during 1997.

Net Assets - Changes in net assets  resulting  from  operations are comprised of
(1) net realized gain or loss from operations and (2) changes in net unrealized appreciation or depreciation of portfolio investments. As of December 31, 1999, the Partnership's net assets were $4,935,423, reflecting a decrease of $118,618 from net assets of $5,054,041 as of December 31, 1998. This decline reflects the decrease in net assets resulting from operations, comprised of the $201,080 favorable change in net unrealized deprecation of investments offset by the $319,698 net realized loss from operations for 1999.

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

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of December 31, 1999, 1998 and 1997 was $435, $446, and $580,
respectively.

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

The Partnership's portfolio investments had an aggregate fair value of $5,550,221 as of December 31, 1999. An assumed 10% decline from this December 31, 1999 fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and an unrealized loss of $555,022.

The Partnership had no short-term investments as of December 31, 1999. Market risk relating to the Partnership's interest-bearing cash equivalents held as of December 31, 1999 is considered to be immaterial.

Item 8.       Financial Statements and Supplementary Data.
              -------------------------------------------

                                              WESTFORD TECHNOLOGY VENTURES, L.P.
                                      INDEX

Report of Independent Certified Public Accountants - BDO Seidman, LLP

Balance Sheets as of December 31, 1999 and 1998

Schedule of Portfolio Investments as of December 31, 1999

Schedule of Portfolio Investments as of December 31, 1998

Statements of Operations for the years ended December 31, 1999, 1998 and 1997

Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

Statements of Changes in Partners' Capital for the years ended December 31, 1997, 1998 and 1999

Notes to Financial Statements

NOTE - All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Partners

Westford Technology Ventures, L.P.
Newark, New Jersey

We have audited the accompanying balance sheets of Westford Technology Ventures, L.P. (the "Partnership"), including the schedule of portfolio investments, as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westford Technology Ventures, L.P. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include investments valued at $4,228,165 and $4,639,381, at December 31, 1999 and 1998, respectively, representing 86% and 92% of partners' capital, respectively, whose values have been estimated by the managing general partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the managing general partner in arriving at its estimates of value of such investments and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

BDO Seidman, LLP

New York, New York
March 22, 2000

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

December 31,

                                                                                                 1999                1998
                                                                                            ---------------   -----------

ASSETS

Portfolio investments, at fair value (cost of $10,769,780 as of
    December 31, 1999 and $10,460,214 as of December 31, 1998)                              $     5,550,221    $      5,039,575
Cash and cash equivalents                                                                               603               7,998
Receivable from securities sold (net of unamortized discount of
   $30,493 as of December 31, 1998)                                                                       -              70,275
Accrued interest receivable                                                                          43,048             279,498
                                                                                            ---------------    ----------------

TOTAL ASSETS                                                                                $     5,593,872    $      5,397,346
                                                                                            ===============    ================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                       $        35,645    $         39,501
Due to Management Company                                                                           540,304             251,304
Due to Independent General Partners                                                                  82,500              52,500
                                                                                            ---------------    ----------------
   Total liabilities                                                                                658,449             343,305
                                                                                            ---------------    ----------------

Partners' Capital:
Managing General Partner                                                                            584,100             593,816
Individual General Partners                                                                           3,367               3,477
Limited Partners (11,217 Units)                                                                   9,567,515           9,877,387
Unallocated net unrealized depreciation of investments                                           (5,219,559)         (5,420,639)
                                                                                            ---------------    ----------------
   Total partners' capital                                                                        4,935,423           5,054,041
                                                                                            ---------------    ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $     5,593,872    $      5,397,346
                                                                                            ===============    ================


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 1999

                                                                     Initial Investment

Investment Description                                                      Date                  Cost               Fair Value

EIS International, Inc. (A)(B)

Systems for call center telephone operators

228,682 shares of Common Stock                                           Mar. 1990          $      3,096,597     $     1,322,056
--------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.* (C)
Automated, in-room vending units for the lodging industry
1,548,494 shares of Common Stock                                         Oct. 1989                 1,320,349             300,000
Demand Promissory Note at prime plus 1% due 12/31/99                                                 102,940             102,940
                                                                                            ----------------     ---------------
                                                                                                   1,423,289             402,940
--------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*(D)

Infrared data transfer technology for networks

60,547 shares of Series A Preferred Stock                                June 1989                   784,319              60,547
2,216,626 shares of Series B Preferred Stock                                                       4,261,901           2,216,626
699,256 shares of Common Stock                                                                       354,878             699,256
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 04/30/03                                                                      0                   0
                                                                                            ----------------     ---------------
                                                                                                   5,401,098           2,976,429
--------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.

Designer of high performance, low power integrated circuit products

788,796 shares of Series A Preferred Stock                               Oct. 1992                   788,796             788,796
Demand Promissory Notes at prime                                                                      60,000              60,000
                                                                                            ----------------     ---------------
                                                                                                     848,796             848,796
--------------------------------------------------------------------------------------------------------------------------------

TOTAL PORTFOLIO INVESTMENTS                                                                 $     10,769,780     $     5,550,221
                                                                                            ================     ===============

(A) Public company

(B) In January 2000, SER Systems AG completed its acquisition of EIS International, Inc. at $6.25 per share. The Partnership received $1,429,623 for its EIS shares, which will result in a realized loss of $1,667,334 for the first quarter of 2000.

(C) The Partnership agreed to extend the Demand Promissory Note due from Inn-Room Systems, Inc. to December 31, 2000.

(D) In connection with a capital restructuring of Spectrix Corporation completed in March 1999, the Partnership exercised its warrant to purchase 424,394 common shares of Spectrix at $0.50 per share. Such shares were purchased through the reduction of $212,197 of the principal balance of certain promissory notes due from the company. The remaining principal due on such promissory notes totaling $1,285,303 along with accrued interest of $249,566 was exchanged for 1,534,869 shares of Spectrix Series B preferred stock. Finally, the Partnership exchanged its previously held shares of preferred stock, on a one for one basis, for new Series A and Series B preferred stock of Spectrix.

* May be deemed an affiliated person of the Partnership as defined by the Investment Company Act of 1940.

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 1998

                                                                     Initial Investment

Investment Description                                                      Date                  Cost               Fair Value

EIS International, Inc.(A)

Systems for call center telephone operators

228,682 shares of Common Stock                                           Mar. 1990          $      3,096,597     $       400,194
--------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.*
Automated, in-room vending units for the lodging industry
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

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.

STATEMENTS OF OPERATIONS

For the Years Ended December 31,

                                                                                 1999             1998                1997
                                                                            -------------     --------------      --------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                     $         187    $           415     $        11,692
   Interest and other income from portfolio investments                            13,140            165,359             135,562
                                                                            -------------    ---------------     ---------------
     Total investment income                                                       13,327            165,774             147,254
                                                                            -------------    ---------------     ---------------

   Expenses:
   Management fee                                                                 200,000            222,302             223,586
   Professional fees                                                               28,485             65,024              74,030
   Independent General Partners' fees                                              30,000             42,000              42,000
   Mailing and printing                                                            21,615             24,901              18,962
   Custody fees                                                                     6,000              6,225               6,300
   Other expenses                                                                     702              2,125               4,289
                                                                            -------------    ---------------     ---------------
     Total expenses                                                               286,802            362,577             369,167
                                                                            -------------    ---------------     ---------------

NET INVESTMENT LOSS                                                              (273,475)          (196,803)           (221,913)
Net realized loss from portfolio investments                                      (46,223)           (68,190)            (31,665)
                                                                            -------------    ---------------     ---------------
NET REALIZED LOSS FROM OPERATIONS                                                (319,698)          (264,993)           (253,578)

Change in unrealized depreciation of investments                                  201,080         (1,259,082)         (2,181,401)
                                                                            -------------    ---------------     ---------------
NET DECREASE IN NET ASSETS

   RESULTING FROM OPERATIONS                                                $    (118,618)   $    (1,524,075)    $    (2,434,979)
                                                                            =============    ===============     ===============





See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

                                                                                 1999             1998                1997
                                                                            -------------     --------------    ----------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                         $    (273,475)    $     (196,803)   $      (221,913)

Adjustments to reconcile net investment loss to cash used for operating activities:

Increase in accrued interest receivable                                            (3,429)          (133,510)          (117,371)
Increase in liabilities                                                           315,144            266,316             13,152
                                                                            -------------     --------------    ---------------
Cash used for operating activities                                                 38,240            (63,997)          (326,132)
                                                                            -------------     --------------    ---------------

CASH PROVIDED FROM (USED FOR) INVESTING

   ACTIVITIES

Cost of portfolio investments purchased                                           (60,000)           (40,815)          (600,000)
Proceeds from the sale of portfolio investments                                    14,365             96,749             42,007
                                                                            -------------     --------------    ---------------
Cash (used for) provided from investing activities                                (45,635)            55,934           (557,993)
                                                                            -------------     --------------    ---------------

(Decrease) increase in cash and cash equivalents                                   (7,395)            (8,063)          (884,125)
Cash and cash equivalents at beginning of period                                    7,998             16,061            900,186
                                                                            -------------     --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF

   PERIOD                                                                   $         603     $        7,998    $        16,061
                                                                            =============     ==============    ===============


Supplemental disclosure of non-cash investing and financing activities:

     Purchase of Inn Room Systems, Inc. common stock

       through reduction of notes                                           $           -     $          680     $        1,380
     Conversion of accrued interest into cost of portfolio
       investment - Spectix Corporation                                     $     249,566                  -                  -

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

For the Years Ended December 31, 1997, 1998 and 1999

                                                                                               Unallocated

                                             Managing      Individual                        Net Unrealized
                                              General        General          Limited         Depreciation

                                              Partner       Partners         Partners        of Investments          Total

Balance as of December 31, 1996          $    559,134      $    3,674    $    10,430,443    $    (1,980,156)    $     9,013,095

Net investment loss                            24,647             (88)          (246,472)                 -            (221,913)

Net realized loss from
   portfolio investments                       (6,584)             (9)           (25,072)                 -             (31,665)

Change in unrealized

   depreciation of investments                      -               -                  -         (2,181,401)         (2,181,401)
                                         ------------      ----------    ---------------    ---------------     ---------------

Balance as of December 31, 1997               577,197           3,577         10,158,899(A)      (4,161,557)          6,578,116

Net investment loss                            30,797             (81)          (227,519)                 -            (196,803)

Net realized loss from
   portfolio investments                      (14,178)            (19)           (53,993)                 -             (68,190)

Change in unrealized

   depreciation of investments                      -               -                  -         (1,259,082)         (1,259,082)
                                         ------------      ----------    ---------------    ---------------     ---------------

Balance as of December 31, 1998               593,816           3,477          9,877,387(A)      (5,420,639)          5,054,041

Net investment loss                              (105)            (97)          (273,273)                 -            (273,475)

Net realized loss from portfolio
   investments                                 (9,611)            (13)           (36,599)                 -             (46,223)
Change in unrealized
   depreciation of investments                      -               -                  -            201,080             201,080
                                         ------------      ----------    ---------------    ---------------     ---------------

Balance as of December 31, 1999          $    584,100      $    3,367     $    9,567,515(A)  $   (5,219,559)    $     4,935,423
                                         ============      ==========     ==============     ==============     ===============


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, was $435, $446 and $580 as of December 31, 1999, 1998 and 1997, respectively.

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

The Partnership's objective is to achieve long-term capital appreciation by making venture capital investments in new and developing companies and other special investment situations. The Partnership will not engage in any other business or activity. The Partnership's originally scheduled termination date was December 31, 1998. In October 1998, the Individual General Partners voted to extend the term of the Partnership for an additional two-year period. The Partnership is now scheduled to terminate no later than December 31, 2000. However, the Individual General Partners have the right to extend the term of the Partnership for an additional two-year period, if they determine that such extension is in the best interest of the Partnership.

2.     Significant Accounting Policies

Valuation of Investments - Short-term investments are carried at amortized cost which approximates market. Portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Individual General Partners. Publicly-held portfolio securities are valued at the closing public market price on the valuation date discounted by a factor of 0% to 50% for sales restrictions. Factors considered in the determination of an appropriate discount include, underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership either has a representative serving on the Board of Directors or is greater than a 10% shareholder, and other liquidity factors such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately-held portfolio securities are valued at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted to reflect 1) meaningful third-party transactions in the private market or 2) significant progress or slippage in the development of the company's business such that cost is no longer reflective of fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments.

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

Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date the Partnership obtains an enforceable right to demand the securities or payment therefore. Realized gains and losses on investments sold are computed on a specific identification basis.

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $5.2 million as of December 31, 1999, was recorded for financial statement purposes but has not been recognized for tax purposes. Additionally, from inception to December 31, 1999, other timing differences relating to net realized gains totaling $1.4 million have been recorded on the Partnership's financial statements but have not yet been recorded on the Partnership's tax return and syndication costs relating to the selling of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS

5.     Classification of Portfolio Investments

As of December 31, 1999 and 1998 the Partnership's portfolio investments were categorized as follows:

As of December 31, 1999:                                                                         Percentage of
-----------------------
Type of Investments                                        Cost                   Fair Value                  Net Assets*
-------------------                                   ---------------           ---------------               -----------
Preferred Stock                                      $      5,835,016            $    3,065,969               62.12%
Common Stock                                                4,771,824                 2,321,312               47.04%
Debt Securities                                               162,940                   162,940                 3.30%
                                                     ----------------            --------------             ---------
Total                                                $     10,769,780            $    5,550,221              112.46%
                                                     ================            ==============             ========

Country/Geographic Region

Midwestern U.S.                                      $      6,824,387            $    3,379,369               68.47%
Eastern U.S.                                                3,945,393                 2,170,852               43.99%
                                                     ----------------            --------------             --------
Total                                                $     10,769,780            $    5,550,221              112.46%
                                                     ================            ==============             ========

Industry

Wireless Communications                              $      5,401,098            $    2,976,429               60.32%
Computer Software                                           3,096,597                 1,322,056               26.78%
Vending Equipment                                           1,423,289                   402,940                8.16%
Semiconductors                                                848,796                   848,796               17.20%
                                                     ----------------            --------------             --------
Total                                                $     10,769,780            $    5,550,221              112.46%
                                                     ================            ==============             ========

As of December 31, 1998:                                                                         Percentage of
-----------------------
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
                                                     ================            ==============               ======

* Fair value as a percentage of net assets.

6.     Subsequent Event

In January 2000, SER Systems AG completed its acquisition of EIS International, Inc. at $6.25 per share. The Partnership received $1,429,623 for its EIS shares, which will result in a realized loss of $1,667,334 for the first quarter of 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         -----------------------------------------------------------------------

None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.
              --------------------------------------------------

The Partnership

The information set forth under the caption "Election of General Partners" in the Annual Meeting Proxy Statement is incorporated herein by reference.

The Management Company

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership pursuant to the Management Agreement between the Partnership and the Management Company. As of March 15, 2000, the directors and executive officers of the Management Company are:


Name and Age  Position Held                        Director Since

Jeffrey T. Hamilton (62)                           President, Secretary and                      September 3, 1987
                       Chairman of the Board of Directors

Louise M. Hamilton (59)                            Director                                      August 23, 1991

Susan J. Trammell (45)                             Treasurer and Director                        February 27, 1991

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

Item 11.      Executive Compensation.
              ----------------------

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management.
              --------------------------------------------------------------

The  information  concerning the security  ownership of the  Individual  General
Partners set forth under the subcaption "Election of Individual General Partners" in the Annual Meeting Proxy Statement is incorporated herein by reference.

As of March 15, 2000, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. Mr. Ames, an Individual General Partner of the Partnership, owns 10 Units and Ms. Trammell, the Treasurer and Director of the Management Company, owns 3 Units. The Individual General Partners and the directors and officers of the Management Company as a group own 13 Units or less than one percent of the total Units outstanding.

The Partnership is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Partnership.

Item 13.      Certain Relationships and Related Transactions.
              ----------------------------------------------

Not applicable.

                                     PART IV

Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K.
              -----------------------------------------------------------------

(a)           1.  Financial Statements

                  Report of Independent Certified Public Accountants - BDO Seidman, LLP

                  Balance Sheets as of December 31, 1999 and 1998

                  Schedule of Portfolio Investments as of December 31, 1999

                  Schedule of Portfolio Investments as of December 31, 1998

                  Statements of Operations for the years ended December 31, 1999, 1998 and 1997

                  Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

                  Statements of Changes in Partners' Capital for the years ended December 31, 1997, 1998 and 1999

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated on the 29th day of March 2000.

         WESTFORD TECHNOLOGY VENTURES, L.P.


By:      WTVI Co., L.P.
         its managing general partner


By:      Hamilton Capital Management Inc.
         its general partner


By:      /s/   Jeffrey T. Hamilton                                President, Secretary and Director (Principal
         -----------------------------------------------------
         Jeffrey T. Hamilton                                      Executive Officer) of Hamilton Capital
                                                                  Management Inc. and Individual General
                                                                  Partner of Westford Technology Ventures, L.P.


By:      /s/   Susan J. Trammell                                  Treasurer and Director (Principal Financial
         -----------------------------------------------------
         Susan J. Trammell                                        and Accounting Officer) of Hamilton Capital
                                                                  Management Inc.


By:      /s/   Robert S. Ames                                     Individual General Partner of
         -----------------------------------------------------
         Robert S. Ames                                           Westford Technology Ventures, L.P.


By:      /s/   Alfred M. Bertocchi                                Individual General Partner of
         -----------------------------------------------------
         Alfred M. Bertocchi                                      Westford Technology Ventures, L.P.


By:      /s/   George M. Weimer                                   Individual General Partner of
         -----------------------------------------------------
         George M. Weimer                                         Westford Technology Ventures, L.P.
