Form 10-Q
period 2000-03-31
WESTFORD TECHNOLOGY VENTURES LP
filed 2000-05-15
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2000

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

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 2000 (Unaudited) and December 31, 1999

Schedule of Portfolio Investments as of March 31, 2000 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 2000 and 1999 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 2000 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                       March 31, 2000          December 31,
                                                                                          (Unaudited)                1999

ASSETS

Portfolio investments, at fair value (cost of $7,673,183 as of
    March 31, 2000 and $10,769,780 as of December 31, 1999)                            $      4,228,165        $      5,550,221
Cash and cash equivalents                                                                     1,317,476                     603
Accrued interest receivable                                                                      49,282                  43,048
                                                                                       ----------------        ----------------

TOTAL ASSETS                                                                           $      5,594,923        $      5,593,872
                                                                                       ================        ================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                  $         30,147        $         35,645
Due to Management Company                                                                       488,804                 540,304
Due to Independent General Partners                                                              86,250                  82,500
                                                                                       ----------------        ----------------
   Total liabilities                                                                            605,201                 658,449
                                                                                       ----------------        ----------------

Partners' Capital:
Managing General Partner                                                                        237,661                 584,100
Individual General Partners                                                                       2,877                   3,367
Limited Partners (11,217 Units)                                                               8,194,202               9,567,515
Unallocated net unrealized depreciation of investments                                       (3,445,018)             (5,219,559)
                                                                                       ----------------        ----------------
   Total partners' capital                                                                    4,989,722               4,935,423
                                                                                       ----------------        ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                $      5,594,923        $      5,593,872
                                                                                       ================        ================


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
March 31, 2000

                                                                     Initial Investment
Investment Description                                                      Date                  Cost               Fair Value
-------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.*
Automated in-room vending units for the lodging industry
1,548,494 shares of Common Stock                                         Oct. 1989            $    1,320,349    $        300,000
Demand Promissory Note at prime plus 1% due 12/31/00                                                 102,940             102,940
                                                                                              --------------    ----------------
                                                                                                   1,423,289             402,940
--------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*
Infrared data transfer technology for networks
60,547 shares of Series A Preferred Stock                                June 1989                   784,319              60,547
2,216,626 shares of Series B Preferred Stock                                                       4,261,901           2,216,626
699,256 shares of Common Stock                                                                       354,878             699,256
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 04/30/03                                                                      0                   0
                                                                                              --------------    ----------------
                                                                                                   5,401,098           2,976,429
--------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
Designer of high performance, low power integrated
   circuit products
788,796 shares of Series A Preferred Stock                               Oct. 1992                   788,796             788,796
Demand Promissory Notes at prime                                                                      60,000              60,000
                                                                                              --------------    ----------------
                                                                                                     848,796             848,796
--------------------------------------------------------------------------------------------------------------------------------

TOTAL PORTFOLIO INVESTMENTS (A)                                                               $    7,673,183    $      4,228,165
                                                                                              ==============    ================



(A) In  January  2000,   SER  Systems  AG  completed  its   acquisition  of  EIS
    International, Inc. at $6.25 per share. The Partnership received $1,429,623 for its EIS shares, resulting in a realized loss of $1,667,334.

* May be deemed an affiliated person of the Partnership as defined by the Investment Company Act of 1940.

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31,

                                                                                                   2000                1999
                                                                                               -------------       -----------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                                         $      5,144    $           109
   Interest and other income from portfolio investments                                                3,804              3,016
                                                                                                ------------    ---------------
   Total investment income                                                                             8,948              3,125
                                                                                                ------------    ---------------

   Expenses:
   Management fee                                                                                     37,500             50,000
   Professional fees                                                                                  13,228              6,775
   Mailing and printing                                                                                5,628              3,500
   Independent General Partners' fees                                                                  3,750              6,750
   Other expenses                                                                                      1,750              1,575
                                                                                                ------------    ---------------
   Total expenses                                                                                     61,856             68,600
                                                                                                ------------    ---------------

NET INVESTMENT LOSS                                                                                  (52,908)           (65,475)

Net realized loss from portfolio investments                                                      (1,667,334)           (46,223)
                                                                                                ------------    ---------------

NET REALIZED LOSS FROM OPERATIONS                                                                 (1,720,242)          (111,698)

Change in net unrealized depreciation of investments                                               1,774,541           (549,271)
                                                                                                ------------    ---------------

NET INCREASE (DECREASE) NET ASSETS RESULTING

   FROM OPERATIONS                                                                              $     54,299    $      (660,969)
                                                                                                ============    ===============


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31,

                                                                                                  2000                 1999
                                                                                              ------------         ------------

CASH FLOWS (USED FOR) PROVIDED FROM
OPERATING ACTIVITIES

Net investment loss                                                                         $       (52,908)        $   (65,475)

Adjustments to reconcile net investment loss to cash (used for) provided from operating activities:

(Increase) decrease in accrued interest and receivable                                               (6,234)              6,657
(Decrease) increase in payables, net                                                                (53,248)             97,156
                                                                                            ---------------         -----------
Cash (used for) provided from operating activities                                                 (112,390)             38,338
                                                                                            ---------------         -----------

CASH FLOWS PROVIDED FROM (USED FOR)
INVESTING ACTIVITIES

Cost of portfolio investments purchased                                                                   -             (50,000)
Proceeds from the sale of portfolio investments                                                   1,429,263              14,365
                                                                                            ---------------         -----------
Cash provided from (used for) investing activities                                                1,429,263             (35,635)
                                                                                            ---------------         -----------

Increase in cash and cash equivalents                                                             1,316,873               2,703
Cash and cash equivalents at beginning of period                                                        603               7,998
                                                                                            ---------------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $    1,317,476          $    10,701
                                                                                            ==============          ===========


Supplemental disclosure of non-cash investing activities:

   Conversion of accrued interest into cost of portfolio investment                           $           -       $(249,566)
                                                                                              =============       =========


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Three Months Ended March 31, 2000

                                                                                               Unallocated
                                           Managing       Individual                        Net Unrealized
                                            General         General           Limited       Depreciation of
                                            Partner        Partners          Partners          Investments           Total
                                        ------------     -----------      --------------    ---------------     ---------------
Balance as of December 31, 1999         $    584,100      $   3,367       $    9,567,515    $    (5,219,559)    $     4,935,423

Net investment loss                              230            (19)             (53,119)                 -             (52,908)

Net realized loss from portfolio
   investments                               (346,669)           (471)        (1,320,194)                 -          (1,667,334)

Change in unrealized

   depreciation of investments                     -              -                    -          1,774,541           1,774,541
                                        ------------      ---------       --------------    ---------------     ---------------

Balance as of March 31, 2000            $    237,661      $   2,877       $    8,194,202(A) $    (3,445,018)    $     4,989,722
                                        ============      =========       ==============    ===============     ===============





(A)  The net asset  value  per  $1,000  unit of  limited  partnership  interest,
     including  an  assumed   allocation  of  net  unrealized   depreciation  of
     investments, is $440.

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

The Partnership's objective is to achieve long-term capital appreciation by making venture capital investments in new and developing companies and other special investment situations. The Partnership will not engage in any other business or activity. The Partnership is scheduled to terminate no later than December 31, 2000. However, the Individual General Partners have the right to extend the term of the Partnership for an additional two-year period, if they determine that such extension is in the best interest of the Partnership.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $3.4 million as of March 31, 2000, was recorded for financial statement purposes but has not been recognized for tax purposes. Additionally, from inception to March 31, 2000, other timing differences relating to the sale of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

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

4.     Related Party Transactions

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. For these services, the Management Company received a management fee through December 31, 1999 at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum fee of $200,000 per annum. The Management Company voluntarily agreed to reduce the minimum management fee payable by the Partnership to $150,000 per annum, effective January 1, 2000.

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

As compensation for services rendered to the Partnership, each of the three Independent General Partners received an annual fee of $10,000 and $1,000 for each meeting of the Independent General Partners attended, plus out-of-pocket expenses. The annual fee paid to each Independent General Partner was reduced to $5,000 for the year ended December 31, 1999. Effective January 1, 2000, the Independent General Partners voluntarily waived all future meeting fees.

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

5.     Classification of Portfolio Investments

As of March 31, 2000 the Partnership's portfolio investments were categorized as follows:

                                                                                                          Percentage of
Type of Investments                                        Cost                   Fair Value               Net Assets*
-------------------                                   ---------------           ---------------            -----------
Preferred Stock                                      $      5,835,016            $    3,065,969               61.44%
Common Stock                                                1,675,227                   999,256               20.03%
Debt Securities                                               162,940                   162,940                 3.27%
                                                     ----------------            --------------             ---------
Total                                                $      7,673,183            $    4,228,165               84.74%
                                                     ================            ==============             ========

Country/Geographic Region
Midwestern U.S.                                      $      6,824,387            $    3,379,369               67.73%
Eastern U.S.                                                  848,796                   848,796               17.01%
                                                     ----------------            --------------             --------
Total                                                $      7,673,183            $    4,228,165               84.74%
                                                     ================            ==============             ========

Industry
Wireless Communications                              $      5,401,098            $    2,976,429               59.65%
Vending Equipment                                           1,423,289                   402,940                8.08%
Semiconductors                                                848,796                   848,796               17.01%
                                                     ----------------            --------------             --------
Total                                                $      7,673,183            $    4,228,165               84.74%
                                                     ================            ==============             ========



* Fair value as a percentage of net assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              ------------------------------------------------------------

Liquidity and Capital Resources

In connection with the acquisition of EIS International, Inc. by SER Systems AG completed in January 2000, the Partnership received $1,429,623, or $6.25 for each of its 228,682 common shares of EIS.

As of March 31, 2000, the Partnership held $1,317,476 in an interest-bearing cash account. The Partnership earned $5,144 of interest from such cash account for the three months ended March 31, 2000. Interest earned from the Partnership's cash balances and short-term investments, if any, in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

The Partnership has fully invested the net proceeds received from the offering of Units and will not make additional investments in new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies, if required.

As of March 31, 2000, the Partnership's current liabilities of $605,201 included $488,804 due to the Management Company and $86,250 due to the Independent General Partners. Funds needed to cover such current liabilities, future follow-on investments, if any, and operating expenses will be obtained primarily from existing cash reserves and proceeds from the sale of the Partnership's remaining portfolio investments.

Results of Operations

For the three months ended March 31, 2000 and 1999, the Partnership had a net realized loss from operations of $1,720,242 and $111,698, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three months ended March 31, 2000, the Partnership had a $1,667,334 net realized loss from its portfolio investments. As discussed above, in January 2000, SER Systems AG completed its acquisition of EIS International, Inc. at $6.25 per share. The Partnership received $1,429,623 for its EIS shares, resulting in a realized loss of $1,667,334.

For the three months ended March 31, 1999, the Partnership had a $46,223 net realized loss from its portfolio investments due to the write off of the net receivable balance due from the 1994 sale of Eidetics Incorporated. In April 1994, Eidetics Incorporated was sold in a management buyout for a $4,190 cash down payment and potential future payments to be determined by the actual cash receipts of the acquiring company for five years from the buyout date. In 1994, the Partnership recorded a $250,597 receivable related to such expected future payments. At the end of the five-year period actual cash payments received against the receivable balance totaled $204,374. The Partnership also received interest payments totaling $72,965 over the five-year period.

Investment Income and Expenses - Net investment loss for the three months ended March 31, 2000 and 1999 was $52,908 and $65,475, respectively. The favorable change in net investment loss resulted from a $5,823 increase in investment income and an $6,744 decrease in operating expenses for the 2000 period as compared to the same period in 1999. The increase in investment income primarily resulted from an increase in interest from short-term investments during the 2000 period as compared to the same period in 1999. This increase was due to an increase in funds available for investment in such securities during the 2000 period, resulting from the proceeds received in January 2000 from the sale of the Partnership's holdings of EIS, as discussed above. The decrease in operating expenses primarily resulted from a decline in the management fee, as discussed below. Additionally, effective January 1, 2000, the Independent General Partners voluntarily waived all meeting fees previously paid at $1,000 per meeting for each of the Independent General Partners. As a result, fees paid to the Independent General Partners declined $3,000, to $3,750 for the three months ended March 31, 2000 compared to $6,750 for the three months ended March 31, 1999.

Reductions due to the management fee and fees paid to the Independent General Partners were partially offset by increases in other operating expenses, primarily professional fees. Professional fees increased $6,453 for the three months ended March 31, 2000 compared to the same period in 1999 primarily due to additional accounting fees relating to the quarterly financial statement review, which is now required for all business development companies filing SEC Form 10-Q.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. For these services, the Management Company received a management fee through December 31, 1999 at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum fee of $200,000 per annum. The Management Company voluntarily agreed to reduce the minimum management fee payable by the Partnership to $150,000 per annum, effective January 1, 2000. The management fee for the three-month period ended March 31, 2000 and 1999 was $37,500 and $50,000, respectively.

To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest received from short-term investments, interest and other income received from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Depreciation of Portfolio Investments - For the three months ended March 31, 2000, the Partnership had a $1,774,541 favorable change in net unrealized depreciation of investments, resulting from the transfer of $1,774,541 from unrealized loss to realized loss relating to the sale of the Partnership's holdings of EIS, as discussed above.

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

As of March 31, 2000, the Partnership's net assets were $4,989,722, reflecting an increase of $54,299 from net assets of $4,935,423 as of December 31, 1999. This change represents the increase in net assets resulting from operations, comprised of the $1,774,541 favorable change in net unrealized depreciation of investments offset by the $1,720,242 net realized loss from operations for the three months ended March 31, 2000.

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

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of March 31, 2000 and December 31, 1999 was $440 and $435, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
         -----------------------------------------------------------

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

The Partnership's portfolio investments had an aggregate fair value of $4,228,165 as of March 31, 2000. An assumed 10% decline from this fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and a corresponding unrealized loss of $422,817.

The Partnership had no short-term investments as of March 31, 2000. Market risk relating to the Partnership's interest-bearing cash equivalents held as of March 31, 2000 is considered to be immaterial.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.
              -----------------

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.
              ---------------------

Not applicable.

Item 3.       Defaults Upon Senior Securities.
              -------------------------------

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

The 2000 Annual Meeting of Limited Partners is scheduled to be held on June 28, 2000.

Item 5.       Other Information.
              -----------------

Not applicable.

Item 6.       Exhibits and Reports on Form 8-K.
              --------------------------------

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

              WESTFORD TECHNOLOGY VENTURES, L.P.


By:           WTVI Co., L.P.
              its managing general partner


By:           Hamilton Capital Management Inc.
              its general partner


By:           /s/       Jeffrey T. Hamilton                       President, Secretary and Director (Principal
              ------------------------------------------------
              Jeffrey T. Hamilton                                 Executive Officer) of Hamilton Capital
                                                                  Management Inc. and Individual General
                                                                  Partner of Westford Technology Ventures, L.P.


By:           /s/       Susan J. Trammell                         Treasurer and Director (Principal Financial
              ------------------------------------------------
              Susan J. Trammell                                   and Accounting Officer) of Hamilton Capital
                                                                  Management Inc.



Date:         May 15, 2000