Form 10-Q
period 2000-06-30
WESTFORD TECHNOLOGY VENTURES LP
filed 2000-08-14
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

For the Quarterly Period Ended June 30, 2000

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

Not applicable

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ------------------

                    WESTFORD TECHNOLOGY VENTURES, L.P.

                                 INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 2000 (Unaudited) and December 31, 1999

Schedule of Portfolio Investments as of June 30, 2000 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 2000
 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                        June 30, 2000          December 31,
                                                                                          (Unaudited)                1999

ASSETS

Portfolio investments, at fair value (cost of $7,673,183 as of
    June 30, 2000 and $10,769,780 as of December 31, 1999)                             $      4,228,165        $      5,550,221
Cash and cash equivalents                                                                     1,123,855                     603
Accrued interest receivable                                                                      52,758                  43,048
                                                                                       ----------------        ----------------

TOTAL ASSETS                                                                           $      5,404,778        $      5,593,872
                                                                                       ================        ================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                  $         37,683        $         35,645
Due to Management Company                                                                       426,304                 540,304
Due to Independent General Partners                                                               3,750                  82,500
                                                                                       ----------------        ----------------
   Total liabilities                                                                            467,737                 658,449
                                                                                       ----------------        ----------------

Partners' Capital:
Managing General Partner                                                                        237,913                 584,100
Individual General Partners                                                                       2,858                   3,367
Limited Partners (11,217 Units)                                                               8,141,288               9,567,515
Unallocated net unrealized depreciation of investments                                       (3,445,018)             (5,219,559)
                                                                                       -----------------       ----------------
   Total partners' capital                                                                    4,937,041               4,935,423
                                                                                       ----------------        ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                $      5,404,778        $      5,593,872
                                                                                       ================        ================




See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)

June 30, 2000

                                                                     Initial Investment
Investment Description                                                      Date                  Cost               Fair Value
-------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.*
Automated in-room vending units for the lodging industry
1,548,494 shares of Common Stock                                         Oct. 1989            $    1,320,349    $        300,000
Demand Promissory Note at prime plus 1% due 12/31/00                                                 102,940             102,940
                                                                                              --------------    ----------------
                                                                                                   1,423,289             402,940
--------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*

Infrared data transfer technology for networks

60,547 shares of Series A Preferred Stock                                June 1989                   784,319              60,547
2,216,626 shares of Series B Preferred Stock                                                       4,261,901           2,216,626
699,256 shares of Common Stock                                                                       354,878             699,256
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 04/30/03                                                                      0                   0
                                                                                              --------------    ----------------
                                                                                                   5,401,098           2,976,429
--------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.

Designer of high performance, low power integrated circuit products

788,796 shares of Series A Preferred Stock                               Oct. 1992                   788,796             788,796
Demand Promissory Notes at prime                                                                      60,000              60,000
                                                                                              --------------    ----------------
                                                                                                     848,796             848,796
--------------------------------------------------------------------------------------------------------------------------------

TOTAL PORTFOLIO INVESTMENTS                                                                   $    7,673,183    $      4,228,165
                                                                                              ==============    ================



* May be deemed an affiliated person of the Partnership as defined by the Investment Company Act of 1940.

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (Unaudited)

                                                                         Three Months Ended                Six Months Ended
                                                                              June 30,                          June 30,
                                                                        2000            1999             2000            1999
                                                                   --------------   ------------    --------------   --------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                            $        6,397   $          50   $       11,541   $         159
   Interest and other income from portfolio investments                     3,905           3,257            7,709           6,273
                                                                   --------------   -------------   --------------   -------------
   Totals                                                                  10,302           3,307           19,250           6,432
                                                                   --------------   -------------   --------------   -------------

   Expenses:
   Management fee                                                          37,500          50,000           75,000         100,000
   Professional fees                                                       14,988           7,588           28,216          14,363
   Mailing and printing                                                     5,220           1,695           10,848           5,195
   Independent General Partners' fees                                       3,750           9,750            7,500          16,500
   Other expenses                                                           1,525           1,850            3,275           3,425
                                                                   --------------   -------------   --------------   -------------
   Totals                                                                  62,983          70,883          124,839         139,483
                                                                   --------------   -------------   --------------   -------------

NET INVESTMENT LOSS                                                       (52,681)        (67,576)        (105,589)       (133,051)

Net realized loss from portfolio investments                                    -               -       (1,667,334)        (46,223)
                                                                   --------------   -------------   --------------   -------------

NET REALIZED LOSS FROM OPERATIONS                                         (52,681)        (67,576)      (1,772,923)       (179,274)

Change in unrealized depreciation of investments                                -          85,756        1,774,541        (463,515)
                                                                   --------------   -------------   --------------   -------------

NET (DECREASE) INCREASE IN NET ASSETS

   RESULTING FROM OPERATIONS                                       $      (52,681)  $      18,180   $        1,618   $    (642,789)
                                                                   ===============  =============   ==============   =============




See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30,

                                                                                                   2000               1999
                                                                                               ------------       -------------
CASH FLOWS (USED FOR) PROVIDED FROM
   OPERATING ACTIVITIES

Net investment loss                                                                            $     (105,589)    $    (133,051)
Adjustments to reconcile net investment loss to cash
   used for operating activities:
Increase (decrease) in accrued interest and other receivables                                          (9,710)            3,429
(Decrease) increase in payables                                                                      (190,712)          160,051
                                                                                               --------------       -----------
Cash (used for) provided from operating activities                                                   (306,011)           30,429
                                                                                               --------------       -----------

CASH FLOWS PROVIDED FROM (USED FOR)
   INVESTING ACTIVITIES

Cost of portfolio investments purchased                                                                     -           (50,000)
Proceeds from the sale of portfolio investments                                                     1,429,263            14,365
                                                                                               --------------       -----------
Cash provided from (used for) investing activities                                                  1,429,263           (35,635)
                                                                                               --------------       -----------

Increase (decrease) in cash and cash equivalents                                                    1,123,252            (5,206)

Cash and cash equivalents at beginning of period                                                          603             7,998
                                                                                               --------------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $    1,123,855     $       2,792
                                                                                               ==============     =============


Supplemental disclosure of non-cash investing and financing activities:

   Conversion of accrued interest into cost of portfolio investment                                                $    249,566
                                                                                                                   ============




See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Six Months Ended June 30, 2000

                                                                                               Unallocated
                                           Managing       Individual                        Net Unrealized
                                            General         General           Limited       Depreciation of
                                            Partner        Partners          Partners          Investments           Total

Balance at beginning of period          $    584,100      $   3,367      $     9,567,515    $    (5,219,559)   $     4,935,423

Net investment income (loss)                     482            (38)            (106,033)                 -           (105,589)

Net realized loss from portfolio
   investments                              (346,669)          (471)          (1,320,194)                 -         (1,667,334)

Change in net unrealized
   depreciation of investments                     -              -                    -          1,774,541          1,774,541
                                        ------------      ---------      ---------------    ---------------    ---------------

Balance at end of period                $    237,913      $   2,858      $     8,141,288(A) $    (3,445,018)   $     4,937,041
                                        ============      =========      ===============    ===============    ===============


(A)  The net asset  value  per  $1,000  unit of  limited  partnership  interest,
     including  an  assumed   allocation  of  net  unrealized   depreciation  of
     investments, is $436.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $3.4 million as of June 30, 2000, was recorded for financial statement purposes but has not been recognized for tax purposes. Additionally, from inception to June 30, 2000, other timing differences relating to the sale of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

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

From inception of the Partnership to December 31, 1998, each of the three Independent General Partners received an annual fee of $10,000 and $1,000 for each meeting of the Independent General Partners attended, plus out-of-pocket expenses. Effective January 1, 1999, the annual fee paid to each Independent General Partner was reduced to $5,000. Additionally, effective January 1, 2000, the Independent General Partners voluntarily waived all future meeting fees.

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

5.     Classification of Portfolio Investments

As of June 30, 2000 the Partnership's portfolio investments were categorized as follows:

                                                                                                            Percentage of

Type of Investments                                        Cost                   Fair Value                  Net Assets*
-------------------                                   ---------------           ---------------               -----------
Preferred Stock                                      $      5,835,016            $    3,065,969               62.10%
Common Stock                                                1,675,227                   999,256               20.24%
Debt Securities                                               162,940                   162,940                 3.30%
                                                     ----------------            --------------             ---------
Total                                                $      7,673,183            $    4,228,165               85.64%
                                                     ================            ==============             ========

Country/Geographic Region

Midwestern U.S.                                      $      6,824,387            $    3,379,369               68.45%
Eastern U.S.                                                  848,796                   848,796               17.19%
                                                     ----------------            --------------             --------
Total                                                $      7,673,183            $    4,228,165               85.64%
                                                     ================            ==============             ========

Industry

Wireless Communications                              $      5,401,098            $    2,976,429               60.29%
Vending Equipment                                           1,423,289                   402,940                8.16%
Semiconductors                                                848,796                   848,796               17.19%
                                                     ----------------            --------------             --------
Total                                                $      7,673,183            $    4,228,165               85.64%
                                                     ================            ==============             ========


* Fair value as a percentage of net assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              ------------------------------------------------------------------

Liquidity and Capital Resources

In connection with the acquisition of EIS International, Inc. by SER Systems AG completed in January 2000, the Partnership received $1,429,623, or $6.25 for each of its 228,682 common shares of EIS.

As of June 30, 2000, the Partnership held $1,123,855 in an interest-bearing cash account. The Partnership earned $6,397 and $11,541 of interest from such cash account for the three and six months ended June 30, 2000. Interest earned from the Partnership's cash balances and short-term investments, if any, in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

The Partnership has fully invested the net proceeds received from the offering of Units and will not make additional investments in new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies, if required.

As of June 30, 2000, the Partnership's current liabilities of $467,737 included $426,304 due to the Management Company. Funds needed to cover such current liabilities, future follow-on investments, if any, and operating expenses will be obtained primarily from existing cash reserves and proceeds from the sale of the Partnership's remaining portfolio investments.

Results of Operations

For the three and six months ended June 30, 2000, the Partnership had a net realized loss from operations of $52,681 and $1,772,923, respectively. For the three and six months ended June 30, 1999, the Partnership had a net realized loss from operations of $67,576 and $179,274, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - The Partnership had no realized gains or losses from its portfolio investments for the three months ended June 30, 2000. For the six months ended June 30, 2000, the Partnership had a $1,667,334 net realized loss from its portfolio investments. As discussed above, in January 2000, SER Systems AG completed its acquisition of EIS International, Inc. at $6.25 per share. The Partnership received $1,429,623 for its EIS shares, resulting in a realized loss of $1,667,334.

The Partnership had no realized gains or losses from its portfolio investments for the three months ended June 30, 1999. For the six months ended June 30, 1999, the Partnership had a $46,223 net realized loss from its portfolio investments due to the write off of the remaining net receivable balance due from the 1994 sale of Eidetics Incorporated. In April 1994, Eidetics Incorporated was sold in a management buyout for a $4,190 cash down payment and potential future payments to be determined by the actual cash receipts of the acquiring company for five years from the buyout date. In 1994, the Partnership recorded a $250,597 receivable related to such expected future payments. At the end of the five-year period actual cash payments received against the receivable balance totaled $204,374. The Partnership also received interest payments totaling $72,965 over the five-year period.

Investment Income and Expenses - Net investment loss for the three months ended June 30, 2000 and 1999 was $52,681 and $67,576, respectively. The favorable change in net investment loss for the 2000 period compared to the same period in 1999 is comprised of a $6,995 increase in investment income partially and a $7,900 decrease in operating expenses. The increase in investment income primarily was due to an increase in interest from short-term investments, reflecting an increase in the amount of the Partnership's interest earning cash balances held during the three months ended June 30, 2000 compared to the same period in 1999. The decrease in operating expenses included a $12,500 decline in the management fee, as discussed below, and a $6,000 decline in fees paid to the Independent General Partners, resulting from the voluntary elimination of all meeting fees previously paid at $1,000 per meeting to each of the Independent General Partners. Reductions due to the management fee and fees paid to the Independent General Partners were partially offset by increases in other operating expenses, primarily professional fees and mailing and printing expenses. Professional fees increased $7,400 for the three months ended June 30, 2000 compared to the same period in 1999 primarily due to additional accounting fees relating to the quarterly financial statement review, which is now required for all business development companies filing SEC Form 10-Q. Mailing and printing expenses increased for the three months ended June 30, 2000 compared to the same period in 1999 due to certain accrual adjustments made in the 1999 period.

Net investment loss for the six months ended June 30, 2000 and 1999 was $105,589 and $133,051, respectively. The favorable change in net investment loss for the 2000 period as compared to the same period in 1999 is comprised of a $12,818 increase in investment income and a $14,644 decrease in operating expenses. The increase in investment income primarily was due to an increase in interest from short-term investments, reflecting an increase in the amount of the Partnership's interest earning cash balances held during the first half of 2000 compared to the same period in 1999. The decrease in operating expenses included a $25,000 decline in the management fee, as discussed below, and a $9,000 decline in fees paid to the Independent General Partners, resulting from the voluntary elimination of all meeting fees previously paid at $1,000 per meeting to each of the Independent General Partners. Reductions due to the management fee and fees paid to the Independent General Partners were partially offset by increases in other operating expenses, primarily professional fees and mailing and printing expenses. Professional fees increased $13,853 for the six months ended June 30, 2000 compared to the same period in 1999 primarily due to additional accounting fees relating to the quarterly financial statement review, which is now required for all business development companies filing SEC Form 10-Q. Mailing and printing expenses increased for the three months ended June 30, 2000 compared to the same period in 1999 due to certain accrual adjustments made in the 1999 period.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. For these services, the Management Company received a management fee through December 31, 1999 at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum fee of $200,000 per annum. The Management Company voluntarily agreed to reduce the minimum management fee payable by the Partnership to $150,000 per annum, effective January 1, 2000. The management fee for the three months ended June 30, 2000 and 1999 was $37,500 and $50,000, respectively. The management fee for the six months ended June 30, 2000 and 1999 was $75,000 and $100,000, respectively.

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

Unrealized Gains and Losses and Changes in Unrealized Depreciation of Portfolio Investments - For the six months ended June 30, 2000, the Partnership had a $1,774,541 favorable change in net unrealized depreciation of investments, resulting from the transfer of $1,774,541 from unrealized loss to realized loss relating to the sale of the Partnership's holdings of EIS, as discussed above.

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

As of June 30, 2000, the Partnership's net assets were $4,937,041, reflecting an increase of $1,618 from net assets of $4,935,423 as of December 31, 1999. This change represents the increase in net assets resulting from operations for the six-month period, comprised of the $1,774,541 favorable change in net unrealized depreciation of investments exceeding the $1,772,923 net realized loss from operations for the six months ended June 30, 2000.

As of June 30, 1999, the Partnership's net assets were $4,417,252, reflecting a decrease of $636,789 from net assets of $5,054,041 as of December 31, 1998. This change represents the decrease in net assets resulting from operations for the six-month period, comprised of the $463,515 unfavorable change in net unrealized depreciation of investments and the $173,274 net realized loss from operations.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at June 30, 2000 and December 31, 1999 was $436 and $435,
respectively.

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

The Partnership's portfolio investments had an aggregate fair value of $4,228,165 as of June 30, 2000. An assumed 10% decline from this fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and a corresponding unrealized loss of $422,817.

The Partnership had no short-term investments as of June 30, 2000. Market risk relating to the Partnership's interest-bearing cash equivalents held as of June 30, 2000 is considered to be immaterial.

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

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

The 2000 Annual Meeting of Limited Partners, originally scheduled for June 28, 2000, was held on August 3, 2000. At the meeting, the following matters were voted on and approved:


                                                                      Affirmative
                                                                         Votes                Withheld

Election of the four Individual General Partners, to serve for the ensuing year:

Jeffrey T. Hamilton                                                     4,646                  1,719
Robert S. Ames                                                          4,646                  1,719
Alfred M. Bertocchi                                                     4,646                  1,719
George M. Weimer                                                        4,646                  1,719


                                                                      Affirmative             Negative

                                                                         Votes                  Votes              Abstentions

Election of the General Partner, WTVI Co., L.P.
to serve as Managing General Partner
for the ensuing year.                                                   4,655                  1,860                 n/a

Approval of the continuance of the
Management Agreement between the

Partnership and the Management Company                                  4,250                  1,776                 313

Ratification of the selection of
BDO Seidman LLP as independent
auditors for the Partnership's fiscal
year ending December 31, 2000                                           5,230                  776                   333


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




Date:         August 14, 2000