Form 10-Q
period 2000-09-30
WESTFORD TECHNOLOGY VENTURES LP
filed 2000-11-14
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2000

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

                        WESTFORD TECHNOLOGY VENTURES, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 2000 (Unaudited) and December 31, 1999

Schedule of Portfolio Investments as of September 30, 2000 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 2000 and 1999 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 2000 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS


                                                                                         September 30,
                                                                                             2000              December 31,
                                                                                          (Unaudited)                1999
ASSETS

Portfolio investments, at fair value (cost of $7,733,952 as of
    September 30, 2000 and $10,769,780 as of December 31, 1999)                        $      4,288,934        $      5,550,221
Cash and cash equivalents                                                                       989,846                     603
Accrued interest receivable                                                                      56,548                  43,048
                                                                                       ----------------        ----------------

TOTAL ASSETS                                                                           $      5,335,328        $      5,593,872
                                                                                       ================        ================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                  $         40,143        $         35,645
Due to Management Company                                                                       413,804                 540,304
Due to Independent General Partners                                                               7,500                  82,500
                                                                                       ----------------        ----------------
   Total liabilities                                                                            461,447                 658,449
                                                                                       ----------------        ----------------

Partners' Capital:
Managing General Partner                                                                        238,081                 584,100
Individual General Partners                                                                       2,835                   3,367
Limited Partners (11,217 Units)                                                               8,077,983               9,567,515
Unallocated net unrealized depreciation of investments                                       (3,445,018)             (5,219,559)
                                                                                       ----------------        ----------------
   Total partners' capital                                                                    4,873,881               4,935,423
                                                                                       ----------------        ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                $      5,335,328        $      5,593,872
                                                                                       ================        ================




See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
September 30, 2000

                                                                           Initial
                                                                         Investment
Investment Description                                                      Date                  Cost               Fair Value
-------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.*
Automated in-room vending units for the lodging industry
1,548,494 shares of Common Stock                                         Oct. 1989            $    1,320,349    $        300,000
Convertible Demand Note at prime plus 1%                                                             102,940             102,940
                                                                                              --------------    ----------------
                                                                                                   1,423,289             402,940
--------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*
Infrared data transfer technology for networks
60,547 shares of Series A Preferred Stock                                June 1989                   784,319              60,547
2,216,626 shares of Series B Preferred Stock                                                       4,261,901           2,216,626
699,256 shares of Common Stock                                                                       354,878             699,256
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 04/30/03                                                                      0                   0
                                                                                              --------------    ----------------
                                                                                                   5,401,098           2,976,429
--------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
Designer of high performance, low power integrated
   circuit products
788,796 shares of Series A Preferred Stock                               Oct. 1992                   788,796             788,796
Convertible Demand Notes at prime                                                                    120,769             120,769
                                                                                              --------------    ----------------
                                                                                                     909,565             909,565
--------------------------------------------------------------------------------------------------------------------------------

TOTAL PORTFOLIO INVESTMENTS                                                                   $    7,733,952    $      4,288,934
                                                                                              ==============    ================



* May be deemed an affiliated person of the Partnership as defined by the Investment Company Act of 1940.






See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (Unaudited)



                                                                       Three Months Ended                  Nine Months Ended
                                                                           September 30,                     September 30,
                                                                       2000           1999              2000            1999
                                                                  ------------    ------------     ------------    --------------

INVESTMENT INCOME AND EXPENSES

     Income:
     Interest from short-term investments                         $      5,851    $          5     $     17,392    $         164
     Interest from portfolio investments                                 4,005           3,328           11,714            9,601
                                                                  ------------    ------------     ------------    -------------
     Total income                                                        9,856           3,333           29,106            9,765
                                                                  ------------    ------------     ------------    -------------

     Expenses:
     Management fee                                                     37,500          50,000          112,500          150,000
     Professional fees                                                  15,518           7,922           43,734           22,285
     Mailing and printing                                               14,185          12,284           25,033           17,479
     Independent General Partners' fees                                  3,750           9,750           11,250           26,250
     Custodial fees                                                      1,500           1,500            4,500            4,500
     Other expenses                                                        563             277              838              702
                                                                  ------------    ------------     ------------    -------------
     Total expenses                                                     73,016          81,733          197,855          221,216
                                                                  ------------    ------------     ------------    -------------

NET INVESTMENT LOSS                                                    (63,160)        (78,400)        (168,749)        (211,451)

Net realized loss from portfolio investments                                 -               -       (1,667,334)         (46,223)
                                                                  ------------    ------------     ------------    -------------

NET REALIZED LOSS FROM OPERATIONS                                      (63,160)        (78,400)      (1,836,083)        (257,674)

Change in unrealized depreciation of investments                             -               -        1,774,541         (463,515)
                                                                  ------------    ------------     ------------    -------------

NET DECREASE IN NET ASSETS
     RESULTING FROM OPERATIONS                                    $    (63,160)   $    (78,400)    $    (61,542)   $    (721,189)
                                                                  ============    ============     =============   =============




See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30,


                                                                                                     2000             1999
                                                                                               --------------     -------------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                             $    (168,749)    $    (211,451)

Adjustments to reconcile net investment loss to cash used for operating activities:

(Increase) decrease in accrued interest receivable                                                    (13,500)              110
(Decrease) increase in payables                                                                      (197,002)          246,084
                                                                                                -------------     -------------
Cash (used for) provided from operating activities                                                   (379,251)           34,743
                                                                                                -------------     -------------

CASH FLOWS PROVIDED FROM (USED FOR)
   INVESTING ACTIVITIES

Cost of portfolio investments purchased                                                               (60,769)          (50,000)
Proceeds from the sale of portfolio investments                                                     1,429,263            14,365
                                                                                                -------------     -------------
Cash provided from (used for) investing activities                                                  1,368,494           (35,635)
                                                                                                -------------     -------------

Increase (decrease) in cash and cash equivalents                                                      989,243              (892)
Cash and cash equivalents at beginning of period                                                          603             7,998
                                                                                                -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $     989,846     $       7,106
                                                                                                =============     =============


Supplemental disclosure of non-cash investing and financing activities:

   Conversion of accrued interest receivable into cost of portfolio
     investment                                                                                 $           -      $    249,566
                                                                                                =============      ============




See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Nine Months Ended September 30, 2000



                                                                                               Unallocated
                                           Managing       Individual                        Net Unrealized
                                            General         General           Limited       Depreciation of
                                            Partner        Partners          Partners          Investments           Total

Balance at beginning of period          $    584,100      $   3,367      $     9,567,515    $    (5,219,559)   $     4,935,423

Net investment loss                              650            (61)            (169,338)                 -           (168,749)

Net realized loss from portfolio
   investments                              (346,669)          (471)          (1,320,194)                 -         (1,667,334)

Change in net unrealized
   depreciation of investments                     -              -                    -          1,774,541          1,774,541
                                        ------------      ---------      ---------------    ---------------    ---------------

Balance at end of period                $    238,081      $   2,835      $     8,077,983(A) $    (3,445,018)   $     4,873,881
                                        ============      =========      ===============    ===============    ===============


(A)  The net asset  value  per  $1,000  unit of  limited  partnership  interest,
     including  an  assumed   allocation  of  net  unrealized   depreciation  of
     investments, is $430.




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

The Partnership's objective is to achieve long-term capital appreciation by making venture capital investments in new and developing companies and other special investment situations. The Partnership will not engage in any other business or activity. In November 2000, the Individual General Partners approved the final two-year extension of the Partnership's term. The Partnership is now scheduled to terminate no later than December 31, 2002.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $3.4 million as of September 30, 2000, was recorded for financial statement purposes but has not been recognized for tax purposes. Additionally, from inception to September 30, 2000, other timing differences relating to the sale of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

5.     Classification of Portfolio Investments

As  of  September  30,  2000  the  Partnership's   portfolio   investments  were
categorized as follows:

                                                                                                         Percentage of
Type of Investments                                        Cost                   Fair Value              Net Assets*
-------------------                                   ---------------           ---------------           -----------
Preferred Stock                                      $      5,835,016            $    3,065,969               62.90%
Common Stock                                                1,675,227                   999,256               20.50%
Debt Securities                                               223,709                   223,709                 4.60%
                                                     ----------------            --------------             ---------
Total                                                $      7,733,952            $    4,288,934               88.00%
                                                     ================            ==============             ========

Country/Geographic Region
Midwestern U.S.                                      $      6,824,387            $    3,379,369               69.34%
Eastern U.S.                                                  909,565                   909,565               18.66%
                                                     ----------------            --------------             --------
Total                                                $      7,733,952            $    4,288,934               88.00%
                                                     ================            ==============             ========

Industry
Wireless Communications                              $      5,401,098            $    2,976,429               61.07%
Vending Equipment                                           1,423,289                   402,940                8.27%
Semiconductors                                                909,565                   909,565               18.66%
                                                     ----------------            --------------              -------
Total                                                $      7,733,952            $    4,288,934               88.00%
                                                     ================            ==============             ========


* Fair value as a percentage of net assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              ----------------------------------------------------------------

Liquidity and Capital Resources

The Partnership sold its investment in EIS International, Inc. in connection with the acquisition of EIS by SER Systems AG completed in January 2000. The Partnership received net proceeds of $1,429,623, or $6.25 for each of its 228,682 common shares of EIS.

As of September 30, 2000, the Partnership held $989,846 in an interest-bearing cash account. The Partnership earned $5,851 and $17,392 of interest from such
cash  account  for  the  three  and  nine  months  ended   September  30,  2000,
respectively. Interest earned from the such cash balances in future periods is subject to fluctuations in short-term interest rates and changes in cash balances held by the Partnership.

The Partnership has fully invested the net proceeds received from the offering of Units and will not make additional investments in new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies, if required.

As of September 30, 2000, the Partnership's current liabilities of $461,447 included $413,804 due to the Management Company and $7,500 due to the Independent General Partners. Funds needed to cover such current liabilities, future follow-on investments, if any, and operating expenses will be obtained primarily from existing cash reserves and proceeds from the sale of the Partnership's remaining portfolio investments.

Results of Operations

For the three and nine months ended September 30, 2000, the Partnership had a net realized loss from operations of $63,160 and $1,836,083, respectively. For the three and nine months ended September 30, 1999, the Partnership had a net realized loss from operations of $78,400 and $257,674, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - The Partnership had no realized gains or losses from its portfolio investments for the three months ended September 30, 2000 and 1999.

For the nine months ended September 30, 2000, the Partnership had a $1,667,334 net realized loss from its portfolio investments. As discussed above, in January 2000, SER Systems AG completed its acquisition of EIS International, Inc. at
$6.25 per share. The Partnership received $1,429,623 for its EIS shares, compared to a cost of $3,096,597, resulting in a realized loss of $1,667,334.

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

Investment Income and Expenses - Net investment loss for the three months ended September 30, 2000 and 1999 was $63,160 and $78,400, respectively. The favorable change in net investment loss for the 2000 period compared to the same period in 1999 is comprised of a $6,523 increase in investment income and a $8,717 decrease in operating expenses. The increase in investment income primarily was due to an increase in interest from short-term investments, reflecting an increase in the amount of the Partnership's interest earning cash balances held during the three months ended September 30, 2000 compared to the same period in 1999. The decrease in operating expenses included a $12,500 decline in the management fee, as discussed below, and a $6,000 decline in fees paid to the Independent General Partners. Effective on January 1, 2000, the Independent General Partners voluntary agreed to waive of all future meeting fees, which were previously paid at $1,000 per meeting. Reductions due to the management fee and fees paid to the Independent General Partners were partially offset by increases in other operating expenses, primarily professional fees and mailing and printing expenses. Professional fees increased $7,596 for the three months ended September 30, 2000 compared to the same period in 1999, primarily due to additional accounting fees relating to the quarterly financial statement review, which is now required for all business development companies filing SEC Form 10-Q. Mailing and printing expenses increased for the three months ended September 30, 2000 compared to the same period in 1999 due to additional proxy costs and certain accrual adjustments made in the 1999 period.

Net investment loss for the nine months ended September 30, 2000 and 1999 was $168,749 and $211,451, respectively. The favorable change in net investment loss for the 2000 period as compared to the same period in 1999 is comprised of a $19,341 increase in investment income and a $23,361 decrease in operating expenses. The increase in investment income primarily was due to an increase in interest from short-term investments, reflecting an increase in the amount of the Partnership's interest earning cash balances held during the nine months ended September 30, 2000 compared to the same period in 1999. The decrease in operating expenses included a $37,500 decline in the management fee, as discussed below, and a $15,000 decline in fees paid to the Independent General Partners. As discussed above, effective on January 1, 2000, the Independent General Partners voluntary agreed to waive of all future meeting fees, which were previously paid at $1,000 per meeting. Reductions due to the management fee and fees paid to the Independent General Partners were partially offset by increases in other operating expenses, primarily professional fees and mailing and printing expenses. Professional fees increased $21,449 for the nine months ended September 30, 2000 compared to the same period in 1999, primarily due to additional accounting fees relating to the quarterly financial statement reviews, which are now required for all business development companies filing SEC Form 10-Q. Mailing and printing expenses increased for the nine months ended September 30, 2000 compared to the same period in 1999 due to additional proxy costs and certain accrual adjustments made in the 1999 period.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. For these services, the Management Company received a management fee through December 31, 1999 at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum fee of $200,000 per annum. The Management Company voluntarily agreed to reduce the minimum management fee payable by the Partnership to $150,000 per annum, effective January 1, 2000. The management fee for the three months ended September 30, 2000 and 1999 was $37,500 and $50,000, respectively. The management fee for the nine months ended September 2000 and 1999 was $112,500 and $150,000, respectively.

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

Unrealized Gains and Losses and Changes in Unrealized Depreciation of Portfolio Investments - For the nine months ended September 30, 2000, the Partnership had a $1,774,541 favorable change in net unrealized depreciation of investments, resulting from the transfer of $1,774,541 from unrealized loss to realized loss relating to the sale of the Partnership's investment in EIS International, Inc., as discussed above.

For the nine months ended September 30, 1999, the Partnership had a $463,515 unfavorable change in net unrealized depreciation of investments, resulting from the net downward revaluation of the Partnership's remaining portfolio investments for the period.

Net Assets - Changes in net assets resulting from operations are comprised of 1) net realized gain or loss from operations and 2) changes in net unrealized appreciation or depreciation of investments.

As of September 30, 2000, the Partnership's net assets were $4,873,881, reflecting a decrease of $61,542 from net assets of $4,935,423 as of December 31, 1999. This change represents the decrease in net assets resulting from operations for the nine-month period ended September 30, 2000, comprised of the $1,836,083 net realized loss from operations partially offset by the $1,774,541 favorable change in net unrealized depreciation of investments for the nine months ended September 30, 2000.

As of September 30, 1999, the Partnership's net assets were $4,332,852, reflecting a decrease of $721,189 from net assets of $5,054,041 as of December 31, 1998. This change represents the decrease in net assets resulting from operations for the nine-month period ended September 30, 1999, comprised of the $463,515 unfavorable change in net unrealized depreciation of investments and the $257,674 net realized loss from operations.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at September 30, 2000 and December 31, 1999 was $430 and $435, respectively.

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

The Partnership's portfolio investments had an aggregate fair value of $4,228,934 as of September 30, 2000. An assumed 10% decline from this fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and a corresponding unrealized loss of $422,893.

The Partnership had no short-term investments as of September 30, 2000. Market risk relating to the Partnership's interest-bearing cash equivalents held as of September 30, 2000 is considered to be immaterial.

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



Date:         November 14, 2000