Form 10-K
period 2000-12-31
WESTFORD TECHNOLOGY VENTURES LP
filed 2001-03-30
CIK 821472

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2000

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

                      Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2001, 11,204 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.




                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the definitive proxy statement relating to the 2001 Annual Meeting of the Limited Partners of the Registrant, to be held on June 29, 2001 (the "Annual Meeting Proxy Statement") are incorporated herein by reference in Part III hereof. The Annual Meeting Proxy Statement will be filed with the Commission no later than 120 days after the close of the fiscal year ended December 31, 2000.

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

In 1988 and 1989, the Partnership publicly offered 35,000 units of limited partnership interest ("Units") at $1,000 per Unit. The Units were sold through The Stuart-James Company, Incorporated (the "Selling Agent"). The Units were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form N-2 (File No. 33-16891), which was declared effective on May 12, 1988. The Partnership held its initial and final closing on November 25, 1988 and January 31, 1989, respectively. A total of 11,217 Units were sold to limited partners (the "Limited Partners"). Gross capital contributions to the Partnership totaled $11,333,170, comprised of $11,217,000 from the Limited Partners, $112,170 from the Managing General Partner and $4,000 from the Individual General Partners.

The Partnership's originally scheduled termination date was December 31, 1998. In November 2000, the Individual General Partners approved the final two-year extension of the Partnership's term. The Partnership is now scheduled to terminate no later than December 31, 2002.

Portfolio Investments

During its investment phase, Partnership made investments in eight portfolio companies. The aggregate cost of such investments is $14,634,449, including non-cash investments of $3,639,405. The Partnership will not make investments in new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies, if required. Portfolio transactions completed during 2000 are listed below.

o In January 2000, SER Systems AG completed its acquisition of EIS International, Inc. at $6.25 per share. The Partnership received $1,429,623 for its remaining 228,682 shares of EIS, resulting in a realized loss of $1,667,334 for accounting purposes. The Partnership's total investment of $1,392,981 in Cybernetics Systems, Inc., which was acquired by EIS in 1996, returned $1,898,675 resulting in a cumulative realized gain of $505,694 from this investment.

o        During  2000,  the  Partnership  completed  a follow-on  investment  in
         Thunderbird   Technologies,   Inc.  totaling   $60,769,   acquiring  an
         interest-bearing demand promissory note at prime.

As of December 31, 2000, the Partnership had three active portfolio investments with an aggregate cost of $7,733,952 and a fair value of $4,065,739. As of December 31, 2000, the Partnership had liquidated investments with an aggregate cost of $3,796,462. These liquidated investments returned $3,808,375, resulting in a cumulative net realized gain of $11,913. Additionally, from its inception to December 31, 2000, the Partnership had earned $780,057 of interest and dividend income from its portfolio investments. As a result, from its inception to December 31, 2000, the Partnership had a cumulative net realized gain from its portfolio investments of $791,970.

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

Item 3.   Legal Proceedings.
          ----------------

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

The approximate number of holders of Units as of March 15, 2001 is 1,603. The Managing General Partner and the four Individual General Partners of the Partnership also hold interests in the Partnership. Information contained in
Item 12 of this report "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

The Partnership did not make any cash  distributions  to its Partners during the
three-year   period  ended   December  31,  2000  and  has  not  made  any  cash
distributions to Partners since the inception of the Partnership.

Item 6.       Selected Financial Data.
              -----------------------

($ in thousands, except for per unit information)
                                                                           Years Ended December 31,

                                                             2000          1999            1998           1997          1996
                                                          ---------      ---------      ---------       --------     ----------

Total assets                                              $  5,047       $   5,594      $   5,397       $  6,655      $   9,077

Net assets                                                   4,609           4,935          5,054          6,578          9,013

Net unrealized depreciation of investments                  (3,668)         (5,220)        (5,421)        (4,162)        (1,980)

Net investment loss                                           (210)           (273)          (197)          (222)          (257)

Net realized (loss) gain from investments                   (1,667)            (46)           (68)           (32)         2,923

Change in unrealized depreciation of investments             1,551             201         (1,259)        (2,181)        (4,428)

Decrease in net assets from operations                        (326)           (119)        (1,524)        (2,435)        (1,762)


Per unit of limited partnership interest:

Net asset value                                           $    407       $     435      $     446       $    580      $     790

Net investment loss                                            (19)            (25)           (20)           (22)           (24)

Net realized (loss) gain from investments                     (118)             (3)            (5)            (2)           219

Change in unrealized depreciation of investments               109              17           (109)          (186)          (325)

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

As of December 31, 2000, the Partnership had $919,613 in an interest-bearing cash account. Interest earned on such cash balances and other short-term investments for the years ended December 31, 2000, 1999 and 1998 totaled $22,567, $187 and $415, respectively. Interest earned from cash balances and short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in cash balances and amounts available for investment in short-term securities.

The Partnership has fully invested the net proceeds received from the offering of Units and will not make investments in new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies, if required. During 2000, the Partnership made one follow-on investment in Thunderbird Technologies, Inc. totaling $60,769.

As of December 31,  2000,  the  Partnership's  current  liabilities  of $437,971 included $401,304 due to the Management Company. The amount due to the Management Company represents unpaid management fees that had been temporarily suspended. Funds needed to cover current liabilities, future follow-on investments, if any, and operating expenses will be obtained from current cash reserves and from proceeds from the sale of the Partnership's remaining portfolio investments.

In November 2000, the Individual General Partners approved the final two-year extension of the term of the Partnership. The Partnership is now scheduled to terminate no later than December 31, 2002.

Results of Operations

For the years ended December 31, 2000, 1999 and 1998 the Partnership had a net realized loss from operations of $1,877,487, $319,698 and $264,993, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 2000, the Partnership had a net realized loss of $1,667,334 from its portfolio investments. As discussed above, in January 2000, SER Systems AG completed its acquisition of EIS International, Inc. at $6.25 per share. The Partnership received $1,429,623 for its EIS shares, compared to a cost of $3,096,597, resulting in a realized loss of $1,667,334.

For the year ended December 31, 1999, the Partnership had a net realized loss from its portfolio investments of $46,223 resulting from the write-off of the remaining receivable balance due from the 1994 sale of Eidetics Incorporated. Eidetics Incorporated was sold in 1994 in a management buyout for a $4,190 cash down payment and potential future payments determined by the actual cash receipts of the acquiring company for five years from the buyout date. In 1994, the Partnership recorded a $250,597 receivable related to such expected future payments. At the end of the five-year period actual cash payments received against the receivable balance totaled $204,374. The Partnership also received interest payments totaling $72,965 over the five-year period.

For the year ended December 31, 1998, the Partnership had a net realized loss from its portfolio investments of $68,190, resulting from the sale of 6,600 common shares of EIS International, Inc. in June 1998. Such shares were sold for $40,832 compared to a cost of $109,022.

Investment  Income  and  Expenses  - Net  investment  loss for the  years  ended
December  31,  2000,  1999  and  1998  was  $210,153,   $273,475  and  $196,803,
respectively.

The $63,322 favorable change in net investment loss for 2000 compared to 1999 resulted from a $26,410 increase in investment income and a $36,912 decrease in operating expenses. The increase in investment income for 2000 is comprised of a $22,380 increase in interest from short-term investments and a 4,030 increase in interest income from portfolio investments. The increase in interest from short-term investments primarily resulted from the increased cash balance held by the Partnership during 2000 as compared to 1999. As discussed above, the Partnership received $1.4 million in January 2000 from the sale of its remaining shares of EIS. The increase in interest income from portfolio investments primarily resulted from the additional promissory notes of Thunderbird Technologies held by the Partnership during 2000 as compared to 1999. The decrease in operating expenses included a $50,000 decline in the management fee, as discussed below, and a $15,000 decline in fees paid to the Independent General Partners. Effective on January 1, 2000, the Independent General Partners voluntary agreed to waive of all future meeting fees, which were previously paid at $1,000 per meeting. Reductions due to the management fee and fees paid to the Independent General Partners were partially offset by increases in other operating expenses, primarily professional fees and mailing and printing expenses. Professional fees increased $23,812 for 2000 compared to 1999, primarily due to additional accounting fees relating to the quarterly financial statement review, which is now required for all business development companies filing SEC Form 10-Q. Mailing and printing expenses increased by $4,115 for 2000 compared to 1999 due to additional proxy costs and certain accrual adjustments made in the 1999 period.

The $76,672 unfavorable change in net investment loss for 1999 compared to 1998 is comprised of a $152,447 decrease in investment income offset by a $75,775 reduction in operating expenses. The decrease in investment income primarily resulted from the reduced interest income related to promissory notes due from Spectrix Corporation, which were exchanged for additional equity holdings of the company in March 1999. The decrease in expenses for 1999 was due to the reduced management fees, as discussed below, as well as a reduction in Independent General Partner's fees, reflecting the reduced annual fee paid to each Independent General Partner from $10,000 to $5,000 effective as of January 1, 1999.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. For these services, the Management Company received a management fee through December 31, 1999 at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum fee of $200,000 per annum. The Management Company voluntarily agreed to reduce the minimum management fee payable by the Partnership to $150,000 per annum, effective January 1, 2000. The management fee for the years ended December 31, 2000, 1999 and 1998 was $150,000, $200,000 and $222,302, respectively. To the extent possible, the management fee and other expenses incurred by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest received from short-term investments, interest and other income earned from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Depreciation of Portfolio Investments - For the year ended December 31, 2000, the Partnership had a $1,551,346 favorable change in net unrealized depreciation of investments, resulting from the transfer of $1,774,541 from unrealized loss to realized loss relating to the sale of the Partnership's investment in EIS International, Inc., as discussed above, partially offset by a $223,195 downward revaluation of the Partnership's investment in Inn-Room Systems, Inc.

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

Net Assets - Changes in net assets  resulting  from  operations are comprised of
(1) net realized gain or loss from operations and (2) changes in net unrealized appreciation or depreciation of portfolio investments. As of December 31, 2000, the Partnership's net assets were $4,609,282, reflecting a decrease of $326,141 from net assets of $4,935,423 as of December 31, 1999. This decline reflects the decrease in net assets resulting from operations, comprised of the $1,877,487 net realized loss from operations partially offset by the $1,551,346 favorable change in net unrealized depreciation for 2000.

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

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of December 31, 2000, 1999 and 1998 was $407, $435, and $446,
respectively.

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

The Partnership's portfolio investments had an aggregate fair value of $4,065,739 as of December 31, 2000. An assumed 10% decline from this December 31, 2000 fair value would result in a reduction to the fair value of such investments and an unrealized loss of $406,574.

The Partnership had no short-term investments as of December 31, 2000. Market risk relating to the Partnership's interest-bearing cash equivalents held as of December 31, 2000 is considered to be immaterial.






Item 8.       Financial Statements and Supplementary Data.
              -------------------------------------------


                    WESTFORD TECHNOLOGY VENTURES, L.P.
                                INDEX

Report of Independent Certified Public Accountants - BDO Seidman, LLP

Balance Sheets as of December 31, 2000 and 1999

Schedule of Portfolio Investments as of December 31, 2000

Schedule of Portfolio Investments as of December 31, 1999

Statements of Operations for the years ended December 31, 2000, 1999 and 1998

Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

Statements of Changes in Partners' Capital for the years ended December 31, 1998, 1999 and 2000

Notes to Financial Statements

NOTE - All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Partners
Westford Technology Ventures, L.P.
Newark, New Jersey

We have audited the accompanying balance sheets of Westford Technology Ventures, L.P. (the "Partnership"), including the schedule of portfolio investments, as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westford Technology Ventures, L.P. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 2, the financial statements include investments valued at $4,065,739 and $4,228,165, as of December 31, 2000 and 1999, respectively, representing 88% and 86% of partners' capital, respectively, whose values have been estimated by the managing general partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the managing general partner in arriving at its estimates of value of such investments and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.




BDO Seidman, LLP

New York, New York
March 14, 2001

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS
December 31,


                                                                                                 2000                1999
                                                                                            ---------------   -----------------

ASSETS

Portfolio investments at fair value (cost of $7,733,952 as of
    December 31, 2000 and $10,769,780 as of December 31, 1999)                              $     4,065,739    $      5,550,221
Cash and cash equivalents                                                                           919,613                 603
Accrued interest receivable                                                                          61,901              43,048
                                                                                            ---------------    ----------------

TOTAL ASSETS                                                                                $     5,047,253    $      5,593,872
                                                                                            ===============    ================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                       $        36,667    $         35,645
Due to Management Company                                                                           401,304             540,304
Due to Independent General Partners                                                                       -              82,500
                                                                                            ---------------    ----------------
   Total liabilities                                                                                437,971             658,449
                                                                                            ---------------    ----------------

Partners' Capital:
Managing General Partner                                                                            238,751             584,100
Individual General Partners                                                                           2,821               3,367
Limited Partners (11,217 Units)                                                                   8,035,923           9,567,515
Unallocated net unrealized depreciation of investments                                           (3,668,213)         (5,219,559)
                                                                                            ---------------    ----------------
   Total partners' capital                                                                        4,609,282           4,935,423
                                                                                            ---------------    ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $     5,047,253    $      5,593,872
                                                                                            ===============    ================


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2000

                                                                           Initial
                                                                         Investment
Investment Description                                                      Date                  Cost               Fair Value
-------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.* (A)
Automated in-room vending units for the lodging industry
15,485 shares of Common Stock                                            Oct. 1989            $    1,320,349    $         76,805
Convertible Demand Note at prime plus 1%                                                             102,940             102,940
                                                                                              --------------    ----------------
                                                                                                   1,423,289             179,745
--------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*
Infrared data transfer technology for networks
60,547 shares of Series A Preferred Stock                                June 1989                   784,319              60,547
2,216,626 shares of Series B Preferred Stock                                                       4,261,901           2,216,626
699,256 shares of Common Stock                                                                       354,878             699,256
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 04/30/03                                                                      0                   0
                                                                                              --------------    ----------------
                                                                                                   5,401,098           2,976,429
--------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
Designer of high performance, low power integrated
   circuit products
788,796 shares of Series A Preferred Stock                               Oct. 1992                   788,796             788,796
Convertible Demand Notes at prime                                                                    120,769             120,769
                                                                                              --------------    ----------------
                                                                                                     909,565             909,565
--------------------------------------------------------------------------------------------------------------------------------

TOTAL PORTFOLIO INVESTMENTS (A)                                                               $    7,733,952    $      4,065,739
                                                                                              ==============    ================



* May be deemed an affiliated person of the Partnership as defined by the Investment Company Act of 1940.


(A) As a result of two separate 1 for 10 reverse stock splits completed by Inn-Room Systems, Inc., the Partnership exchanged its 1,548,494 common shares for 15,485 common shares.

(B) In  January  2000,   SER  Systems  AG  completed  its   acquisition  of  EIS
    International, Inc. at $6.25 per share. The Partnership received $1,429,623 for its EIS shares, resulting in a realized loss of $1,667,334.






See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1999

                                                                          Initial
                                                                         Investment
Investment Description                                                      Date                  Cost               Fair Value
--------------------------------------------------------------------------------------------------------------------------------
EIS International, Inc.
Systems for call center telephone operators
228,682 shares of Common Stock                                           Mar. 1990          $      3,096,597     $     1,322,056
--------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.*
Automated, in-room vending units for the lodging industry
1,548,494 shares of Common Stock                                         Oct. 1989                 1,320,349             300,000
Demand Promissory Note at prime plus 1%                                                              102,940             102,940
                                                                                            ----------------     ---------------
                                                                                                   1,423,289             402,940
--------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*
Infrared data transfer technology for networks
60,547 shares of Series A Preferred Stock                                June 1989                   784,319              60,547
2,216,626 shares of Series B Preferred Stock                                                       4,261,901           2,216,626
699,256 shares of Common Stock                                                                       354,878             699,256
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 04/30/03                                                                      0                   0
                                                                                            ----------------     ---------------
                                                                                                   5,401,098           2,976,429
--------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
Designer of high performance, low power integrated
   circuit products
788,796 shares of Series A Preferred Stock                               Oct. 1992                   788,796             788,796
Demand Promissory Notes at prime                                                                      60,000              60,000
                                                                                            ----------------     ---------------
                                                                                                     848,796             848,796
--------------------------------------------------------------------------------------------------------------------------------

TOTAL PORTFOLIO INVESTMENTS                                                                 $     10,769,780     $     5,550,221
                                                                                            ================     ===============



* May be deemed an affiliated person of the Partnership as defined by the Investment Company Act of 1940.



See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                                 2000             1999                1998
                                                                            -------------     --------------      -------------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                     $      22,567      $         187     $           415
   Interest and other income from portfolio investments                            17,170             13,140             165,359
                                                                            -------------      -------------     ---------------
     Total investment income                                                       39,737             13,327             165,774
                                                                            -------------      -------------     ---------------

   Expenses:
   Management fee                                                                 150,000            200,000             222,302
   Professional fees                                                               52,297             28,485              65,024
   Independent General Partners' fees                                              15,000             30,000              42,000
   Mailing and printing                                                            25,730             21,615              24,901
   Custody fees                                                                     6,025              6,000               6,225
   Other expenses                                                                     838                702               2,125
                                                                            -------------      -------------     ---------------
     Total expenses                                                               249,890            286,802             362,577
                                                                            -------------      -------------     ---------------

NET INVESTMENT LOSS                                                              (210,153)          (273,475)           (196,803)

Net realized loss from portfolio investments                                   (1,667,334)           (46,223)            (68,190)
                                                                            -------------      -------------     ---------------

NET REALIZED LOSS FROM OPERATIONS                                              (1,877,487)          (319,698)           (264,993)

Change in unrealized depreciation of investments                                1,551,346            201,080          (1,259,082)
                                                                            -------------      -------------     ---------------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                                $    (326,141)     $    (118,618)    $    (1,524,075)
                                                                            =============      =============     ===============





See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,


                                                                                 2000              1999                1998
                                                                            -------------      -------------      -------------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                         $    (210,153)     $    (273,475)     $    (196,803)

Adjustments to reconcile net investment loss to cash
   used for operating activities:
Increase in accrued interest receivable                                           (18,853)            (3,429)          (133,510)
(Decrease) increase in liabilities                                               (220,478)           315,144            266,316
                                                                            -------------      -------------      -------------
Cash (used for) provided from operating activities                               (449,484)            38,240            (63,997)
                                                                            -------------      -------------      -------------

CASH PROVIDED FROM (USED FOR) INVESTING
   ACTIVITIES

Cost of portfolio investments purchased                                           (60,769)           (60,000)           (40,815)
Proceeds from the sale of portfolio investments                                 1,429,263             14,365             96,749
                                                                            -------------      -------------      -------------
Cash provided from (used for) investing activities                              1,368,494            (45,635)            55,934
                                                                            -------------      -------------      -------------

Increase (decrease) in cash and cash equivalents                                  919,010             (7,395)            (8,063)
Cash and cash equivalents at beginning of period                                      603              7,998             16,061
                                                                            -------------      -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                                                   $     919,613      $         603      $       7,998
                                                                            =============      =============      =============


Supplemental disclosure of non-cash investing and
   financing activities:
     Purchase of Inn Room Systems, Inc. common stock
       through reduction of notes                                           $           -      $           -      $         680
     Conversion of accrued interest into cost of portfolio
       investment - Spectix Corporation                                     $           -      $     249,566      $           -

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1998, 1999 and 2000


                                                                                              Unallocated
                                           Managing        Individual                       Net Unrealized
                                            General         General          Limited         Depreciation
                                            Partner         Partners        Partners        of Investments          Total
                                         ------------      ----------    ---------------    ---------------     ---------------
Balance as of December 31, 1997          $    577,197      $    3,577    $    10,158,899    $    (4,161,557)    $     6,578,116

Net investment loss                            30,797             (81)          (227,519)                 -            (196,803)

Net realized loss from portfolio
   investments                                (14,178)            (19)           (53,993)                 -             (68,190)

Change in unrealized
   depreciation of investments                      -               -                  -         (1,259,082)         (1,259,082)
                                         ------------      ----------    ---------------    ---------------     ---------------

Balance as of December 31, 1998               593,816           3,477          9,877,387(A)      (5,420,639)          5,054,041

Net investment loss                              (105)            (97)          (273,273)                 -            (273,475)

Net realized loss from portfolio
   investments                                 (9,611)            (13)           (36,599)                 -             (46,223)

Change in unrealized
   depreciation of investments                      -               -                  -            201,080             201,080
                                         ------------      ----------    ---------------    ---------------     ---------------

Balance as of December 31, 1999               584,100           3,367          9,567,515(A)      (5,219,559)          4,935,423

Net investment loss                             1,320             (75)          (211,398)                 -            (210,153)

Net realized loss from portfolio
   investments                               (346,669)           (471)        (1,320,194)                 -          (1,667,334)

Change in unrealized
   depreciation of investments                      -               -                  -          1,551,346           1,551,346
                                         ------------      ----------    ---------------    ---------------     ---------------

Balance as of December 31, 2000          $    238,751      $    2,821     $    8,035,923 (A) $   (3,668,213)    $     4,609,282
                                         ============      ==========     ==============     ==============     ===============


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, was $407, $435 and $446 as of December 31, 2000, 1999 and 1998, respectively.


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

2.     Significant Accounting Policies

Valuation of Investments - Short-term investments are carried at amortized cost, which approximates market. Portfolio investments are carried at fair value, as determined quarterly by the Managing General Partner under the supervision of the Individual General Partners. Publicly held portfolio securities are valued at the closing public market price on the valuation date discounted by a factor of 0% to 50% for sales restrictions. Factors considered in the determination of an appropriate discount include, underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership either has a representative serving on the Board of Directors or is greater than a 10% shareholder, and other liquidity factors such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately held portfolio securities are valued at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted to reflect 1) meaningful third-party transactions in the private market or 2) significant progress or slippage in the development of the company's business such that cost is no longer reflective of fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $3.7 million as of December 31, 2000, was recorded for financial statement purposes but has not been recognized for tax purposes. Additionally, from inception to December 31, 2000, other timing differences relating to the sale of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

5.     Classification of Portfolio Investments

As of December 31, 2000 and 1999 the Partnership's portfolio investments were categorized as follows:

As of December 31, 2000:
-----------------------                                                                                  Percentage of
Investment Type                                            Cost                   Fair Value               Net Assets*
---------------                                       ---------------           ---------------           -----------
Preferred Stock                                      $      5,835,016            $    3,065,969               66.52%
Common Stock                                                1,675,227                   776,061               16.84%
Debt Securities                                               223,709                   223,709                4.85%
                                                     ----------------            --------------              -------
Total                                                $      7,733,952            $    4,065,739               88.21%
                                                     ================            ==============               ======

Country/Geographic Region
Midwestern U.S.                                      $      6,824,387            $    3,156,174               68.48%
Eastern U.S.                                                  909,565                   909,565               19.73%
                                                     ----------------            --------------               ------
Total                                                $      7,733,952            $    4,065,739               88.21%
                                                     ================            ==============               ======

Industry
Wireless Communications                              $      5,401,098            $    2,976,429               64.58%
Vending Equipment                                           1,423,289                   179,745                3.90%
Semiconductors                                                909,565                   909,565                19.73%
                                                     ----------------            --------------               -------
Total                                                $      7,733,952            $    4,065,739               88.21%
                                                     ================            ==============               ======


As of December 31, 1999:
-----------------------                                                                                 Percentage of
Investment Type                                            Cost                   Fair Value              Net Assets*
---------------                                       ---------------           ---------------           -----------
Preferred Stock                                      $      5,835,016            $    3,065,969               62.12%
Common Stock                                                4,771,824                 2,321,312               47.04%
Debt Securities                                               162,940                   162,940                3.30%
                                                     ----------------            --------------             --------
Total                                                $     10,769,780            $    5,550,221              112.46%
                                                     ================            ==============             ========

Country/Geographic Region
Midwestern U.S.                                      $      6,824,387            $    3,379,369               68.47%
Eastern U.S.                                                3,945,393                 2,170,852               43.99%
                                                     ----------------            --------------             --------
Total                                                $     10,769,780            $    5,550,221              112.46%
                                                     ================            ==============             ========

Industry
Wireless Communications                              $      5,401,098            $    2,976,429               60.32%
Computer Software                                           3,096,597                 1,322,056               26.78%
Vending Equipment                                           1,423,289                   402,940                8.16%
Semiconductors                                                848,796                   848,796               17.20%
                                                     ----------------            --------------             --------
Total                                                $     10,769,780            $    5,550,221              112.46%
                                                     ================            ==============             ========


* Fair value as a percentage of net assets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
              ---------------------------------------------------------------
None.
                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.
              --------------------------------------------------

The Partnership

The information set forth under the caption "Election of General Partners" in the Annual Meeting Proxy Statement is incorporated herein by reference.

The Management Company

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership pursuant to the Management Agreement between the Partnership and the Management Company. As of March 15, 2001, the directors and executive officers of the Management Company are:

Name and Age                    Position Held                   Director Since

Jeffrey T. Hamilton (63)        President, Secretary and       September 3, 1987
                                Chairman of the Board of
                                Directors

Louise M. Hamilton (60)         Director                       August 23, 1991

Susan J. Trammell (46)          Treasurer and Director         February 27, 1991

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

As of March 15, 2001, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. Mr. Ames, an Individual General Partner of the Partnership, owns 10 Units and Ms. Trammell, the Treasurer and Director of the Management Company, owns 3 Units. The Individual General Partners and the directors and officers of the Management Company as a group own 13 Units or less than one percent of the total Units outstanding.

The Partnership is not aware of any arrangement that may, at a subsequent date, result in a change of control of the Partnership.

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

                  Report of Independent Certified Public Accountants - BDO Seidman, LLP

                  Balance Sheets as of December 31, 2000 and 1999

                  Schedule of Portfolio Investments as of December 31, 2000

                  Schedule of Portfolio Investments as of December 31, 1999

                  Statements of Operations for the years ended December 31, 2000, 1999 and 1998

                  Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

                  Statements of Changes in Partners' Capital for the years ended December 31, 2000, 1999 and 1998

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated on the 30th day of March 2001.


         WESTFORD TECHNOLOGY VENTURES, L.P.


By:      WTVI Co., L.P.
         its managing general partner


By:      Hamilton Capital Management Inc.
         its general partner


By:      /s/   Jeffrey T. Hamilton       President, Secretary and Director
         ----------------------------    (Principal Executive Officer) of
         Jeffrey T. Hamilton             Hamilton Capital Management Inc.
                                         and Individual General Partner of
                                         Westford Technology Ventures, L.P.


By:      /s/   Susan J. Trammell         Treasurer and Director (Principal
         ----------------------------    Financial and Accounting Officer)
         Susan J. Trammell               of Hamilton Capital Management Inc.


By:      /s/   Robert S. Ames            Individual General Partner of
         ----------------------------    Westford Technology Ventures, L.P.
         Robert S. Ames


By:      /s/   Alfred M. Bertocchi       Individual General Partner of
        -----------------------------    Westford Technology Ventures, L.P.
         Alfred M. Bertocchi


By:      /s/   George M. Weimer          Individual General Partner of
         -----------------------------   Westford Technology Ventures, L.P.
         George M. Weimer