Form 10-Q
period 2001-03-31
WESTFORD TECHNOLOGY VENTURES LP
filed 2001-05-14
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                                       Washington, D.C. 20549

                                              FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001

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

                                              WESTFORD TECHNOLOGY VENTURES, L.P.

                                                              INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 2001 (Unaudited) and December 31, 2000

Schedule of Portfolio Investments as of March 31, 2001 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 2001 and 2000 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 2001 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                                     PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                       March 31, 2001          December 31,
                                                                                          (Unaudited)                2000

ASSETS

Portfolio investments at fair value (cost of $7,733,952 as of
    March 31, 2001 and December 31, 2000)                                              $      4,065,739        $      4,065,739
Cash and cash equivalents                                                                       747,985                 919,613
Accrued interest receivable                                                                      67,003                  61,901

TOTAL ASSETS                                                                           $      4,880,727        $      5,047,253


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                  $         30,310        $         36,667
Due to Management Company                                                                       288,804                 401,304
Due to Independent General Partners                                                               3,750                       -
   Total liabilities                                                                            322,864                 437,971

Partners' Capital:
Managing General Partner                                                                        239,312                 238,751
Individual General Partners                                                                       2,803                   2,821
Limited Partners (11,217 Units)                                                               7,983,961               8,035,923
Unallocated net unrealized depreciation of investments                                       (3,668,213)             (3,668,213)
   Total partners' capital                                                                    4,557,863               4,609,282

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                $      4,880,727        $      5,047,253

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
March 31, 2001

                                                                           Initial
                                                                         Investment
Investment Description                                                      Date                  Cost               Fair Value
Inn-Room Systems, Inc.*
Automated in-room vending units for the lodging industry
15,485 shares of Common Stock                                            Oct. 1989            $    1,320,349    $         76,805
Convertible Demand Note at prime plus 1%                                                             102,940             102,940
                                                                                                   1,423,289             179,745
Spectrix Corporation*
Infrared data transfer technology for networks
60,547 shares of Series A Preferred Stock                                June 1989                   784,319              60,547
2,216,626 shares of Series B Preferred Stock                                                       4,261,901           2,216,626
699,256 shares of Common Stock                                                                       354,878             699,256
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 04/30/03                                                                      0                   0
                                                                                                   5,401,098           2,976,429
Thunderbird Technologies, Inc.
Designer of high performance, low power integrated
   circuit products
788,796 shares of Series A Preferred Stock                               Oct. 1992                   788,796             788,796
Convertible Demand Notes at prime                                                                    120,769             120,769
                                                                                                     909,565             909,565

TOTAL PORTFOLIO INVESTMENTS                                                                   $    7,733,952    $      4,065,739


* May be deemed an affiliated person of the Partnership as defined by the Investment Company Act of 1940.







See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31,


                                                                                                   2001                2000

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                                         $      4,207    $         5,144
   Interest and other income from portfolio investments                                                5,400              3,804
   Total investment income                                                                             9,607              8,948

   Expenses:
   Management fee                                                                                     37,500             37,500
   Professional fees                                                                                  13,361             13,228
   Mailing and printing                                                                                4,835              5,628
   Independent General Partners' fees                                                                  3,750              3,750
   Other expenses                                                                                      1,580              1,750
   Total expenses                                                                                     61,026             61,856

NET INVESTMENT LOSS                                                                                  (51,419)           (52,908)

Net realized loss from portfolio investments                                                               -         (1,667,334)

NET LOSS FROM OPERATIONS                                                                             (51,419)        (1,720,242)

Change in net unrealized depreciation of investments                                                       -          1,774,541

NET (DECREASE) INCREASE NET ASSETS RESULTING
   FROM OPERATIONS                                                                              $    (51,419)   $        54,299

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31,


                                                                                                  2001                2000

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net (decrease) increase in net assets from operations                                       $       (51,419)    $        54,299

Adjustments to reconcile net (decrease) increase in net assets from operations to cash used for operating activities:

Net realized loss from portfolio investments                                                              -           1,667,334
Change in net unrealized depreciation of investments                                                      -          (1,774,541)
Increase in accrued interest and receivable                                                          (5,102)             (6,234)
Decrease in payables, net                                                                          (115,107)            (53,248)
Cash used for operating activities                                                                 (171,628)           (112,390)

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Proceeds from the sale of portfolio investments                                                           -           1,429,263
Cash provided from investing activities                                                                   -           1,429,263

(Decrease) increase in cash and cash equivalents                                                   (171,628)          1,316,873
Cash and cash equivalents at beginning of period                                                    919,613                 603

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $      747,985      $     1,317,476


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Three Months Ended March 31, 2001

                                                                                               Unallocated
                                             Managing      Individual                        Net Unrealized
                                              General        General          Limited         Depreciation
                                              Partner       Partners         Partners        of Investments          Total

Balance as of December 31, 2000          $    238,751      $    2,821     $    8,035,923     $   (3,668,213)    $     4,609,282

Net loss from operations                          561             (18)           (51,962)                 -             (51,419)

Balance as of March 31, 2001             $    239,312      $    2,803     $    7,983,961 (A) $   (3,668,213)    $     4,557,863


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, is $402.


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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

     Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $3.7 million as of March 31, 2001, was recorded for financial statement purposes but has not been recognized for tax purposes. Additionally, from inception to March 31, 2001, other timing differences relating to the sale of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

     Cash Equivalents - The Partnership considers all highly liquid debt instruments (primarily money market funds) to be cash equivalents.

     Reclassifications - Certain reclassifications were made to the prior period financial statements in order to conform to the current period presentation.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

5.     Classification of Portfolio Investments

As of March 31, 2001 the Partnership's portfolio investments were categorized as follows:

As of March 31, 2001:                                                                            Percentage of
Investment Type                                            Cost                   Fair Value                  Net Assets*
Preferred Stock                                      $      5,835,016            $    3,065,969               67.26%
Common Stock                                                1,675,227                   776,061               17.03%
Debt Securities                                               223,709                   223,709                 4.91%
Total                                                $      7,733,952            $    4,065,739               89.20%

Country/Geographic Region
Midwestern U.S.                                      $      6,824,387            $    3,156,174               69.24%
Eastern U.S.                                                  909,565                   909,565               19.96%
Total                                                $      7,733,952            $    4,065,739               89.20%

Industry
Wireless Communications                              $      5,401,098            $    2,976,429               65.30%
Vending Equipment                                           1,423,289                   179,745                3.94%
Semiconductors                                                909,565                   909,565                19.96%
Total                                                $      7,733,952            $    4,065,739               89.20%

*  Fair value as a percentage of net assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     As of March 31, 2001, the Partnership held $747,985 in an interest-bearing cash account. The Partnership earned $4,207 of interest from such cash account for the three months ended March 31, 2001. Interest earned from the Partnership's cash balances and short-term investments, if any, in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

     The Partnership is in its liquidation phase and will not make investments in any new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies, if required.

     As of March 31, 2001, the Partnership's current liabilities of $322,864 included $288,804 due to the Management Company and $3,750 due to the Independent General Partners. Funds needed to cover such current liabilities, future follow-on investments, if any, and operating expenses will be obtained primarily from existing cash reserves and proceeds from the sale of the Partnership's remaining portfolio investments.

Results of Operations

     For the three months ended March 31, 2001 and 2000, the Partnership had a net realized loss from operations of $51,419 and $1,720,242, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and dividend income less operating expenses).

     Realized Gains and Losses from Portfolio Investments - The Partnership had no realized gains or losses from its portfolio investments for the three months ended March 31, 2001. For the three months ended March 31, 2000, the Partnership had a $1,667,334 net realized loss from its portfolio investments, relating to the January 2000 acquisition of EIS International, Inc. by SER Systems AG at $6.25 per share. The Partnership received $1,429,623 for its EIS shares, resulting in a realized loss of $1,667,334.

     Investment Income and Expenses - Net investment loss for the three months ended March 31, 2001 and 2000 was $51,419 and $52,908, respectively. The slight favorable change in net investment loss resulted from a $659 increase in investment income and an $830 decrease in operating expenses for the 2001 period as compared to the same period in 2000. The increase in investment income included a $1,596 increase in interest income from portfolio investments due to an increase in interest bearing notes held by the Partnership during the three months ended March 31, 2001 compared to the same period in 2000. This increase was partially offset by a $937 decrease in interest from short-term investments during the 2001 period as compared to the same period in 2000. This decrease was due to a reduction in funds available for investment in such securities during the 2001 period. The slight reduction in operating expenses primarily resulted from decreases in mailing and printing and other operation expenses during the 2001 period as compared to the same period in 2000.

     The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. For these services, the Management Company received a management fee through December 31, 1999 at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum fee of $200,000 per annum. The Management Company voluntarily agreed to reduce the minimum management fee payable by the Partnership to $150,000 per annum effective on January 1, 2000. The management fee was $37,500 each of the three-month periods ended March 31, 2001 and 2000.

     To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest received from short-term investments, interest and other income received from portfolio investments and proceeds received from the sale of portfolio investments.

     Unrealized Gains and Losses and Changes in Unrealized Depreciation of Portfolio Investments - The Partnership had no changes to the unrealized depreciation of its portfolio investments for the three months ended March 31, 2001. For the three months ended March 31, 2000, the Partnership had a $1,774,541 favorable change in net unrealized depreciation of investments, resulting from the transfer of $1,774,541 from unrealized loss to realized loss relating to the sale of the Partnership's holdings of EIS, as discussed above.

     Net Assets - Changes in net assets resulting from operations are comprised of 1) net realized gain or loss from operations and 2) changes in net unrealized appreciation or depreciation of investments.

     As of March 31, 2001, the Partnership's net assets were $4,557,863, reflecting a decrease of $51,419 from net assets of $4,609,282 as of December 31, 2000. This change represents the $51,419 net investment loss for the three months ended March 31, 2001.

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

     Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of March 31, 2001 and December 31, 2000 was $402 and $407, respectively.

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

     The Partnership's portfolio investments had an aggregate fair value of $4,065,739 as of March 31, 2001. An assumed 10% decline from this fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and a corresponding unrealized loss of $406,574.

     The Partnership had no short-term investments as of March 31, 2001. Market risk relating to the Partnership's interest-bearing cash equivalents held as of March 31, 2001 is considered to be immaterial.

                                                PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.

None.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Submission of Matters to a Vote of Security Holders.

The 2001 Annual Meeting of Limited Partners will be held on June 29, 2001.

Item 5.       Other Information.

None.

Item 6.       Exhibits and Reports on Form 8-K.

None.

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


Date:         May 14, 2001