Form 10-Q
period 2001-06-30
WESTFORD TECHNOLOGY VENTURES LP
filed 2001-08-14
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001

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

                         WESTFORD TECHNOLOGY VENTURES, L.P.

                                    INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 2001 (Unaudited) and December 31, 2000

Schedule of Portfolio Investments as of June 30, 2001 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 2001
 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                        June 30, 2001          December 31,
                                                                                          (Unaudited)                2000
ASSETS

Portfolio investments at fair value (cost of $7,733,952 as of
    June 30, 2001 and December 31, 2000)                                               $    5,553,955          $      4,065,739
Cash and cash equivalents                                                                     680,272                   919,613
Accrued interest receivable                                                                    71,824                    61,901
                                                                                       --------------          ----------------

TOTAL ASSETS                                                                           $    6,306,051          $      5,047,253
                                                                                       ==============          ================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                  $       32,081          $         36,667
Due to Management Company                                                                     276,304                   401,304
Due to Independent General Partners                                                             7,500                         -
                                                                                       --------------          ----------------
   Total liabilities                                                                          315,885                   437,971
                                                                                       --------------          ----------------

Partners' Capital:
Managing General Partner                                                                      239,770                   238,751
Individual General Partners                                                                     2,782                     2,821
Limited Partners (11,217 Units)                                                             7,927,611                 8,035,923
Unallocated net unrealized depreciation of investments                                     (2,179,997)               (3,668,213)
                                                                                       --------------          ----------------
   Total partners' capital                                                                  5,990,166                 4,609,282
                                                                                       --------------          ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                $    6,306,051          $      5,047,253
                                                                                       ==============          ================

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
June 30, 2001

                                                                           Initial
                                                                         Investment
Investment Description                                                      Date                  Cost               Fair Value
-------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.*
Automated in-room vending units for the lodging industry
15,485 shares of Common Stock                                            Oct. 1989            $    1,320,349    $         76,805
Convertible Demand Note at prime plus 1%                                                             102,940             102,940
                                                                                              --------------    ----------------
                                                                                                   1,423,289             179,745
--------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*
Infrared data transfer technology for networks
60,547 shares of Series A Preferred Stock                                June 1989                   784,319              90,821
2,216,626 shares of Series B Preferred Stock                                                       4,261,901           3,324,940
699,256 shares of Common Stock                                                                       354,878           1,048,884
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 04/30/03                                                                      0                   0
                                                                                              --------------    ----------------
                                                                                                   5,401,098           4,464,645
--------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
Designer of high performance, low power integrated
   circuit products
788,796 shares of Series A Preferred Stock                               Oct. 1992                   788,796             788,796
Convertible Demand Notes at prime                                                                    120,769             120,769
                                                                                              --------------    ----------------
                                                                                                     909,565             909,565
--------------------------------------------------------------------------------------------------------------------------------

TOTAL PORTFOLIO INVESTMENTS                                                                   $    7,733,952    $      5,553,955
                                                                                              ==============    ================


* May be deemed an affiliated person of the Partnership as defined by the Investment Company Act of 1940.







See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (Unaudited)


                                                                         Three Months Ended                   Six Months Ended
                                                                              June 30,                          June 30,
                                                                        2001            2000             2001            2000
                                                                   --------------   ------------    --------------   ------------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                            $        3,584   $       6,397   $        7,791   $      11,541
   Interest and other income from portfolio investments                     5,112           3,905           10,512           7,709
                                                                   --------------   -------------   --------------   -------------
   Totals                                                                   8,696          10,302           18,303          19,250
                                                                   --------------   -------------   --------------   -------------

   Expenses:
   Management fee                                                          37,500          37,500           75,000          75,000
   Professional fees                                                       16,165          14,988           29,526          28,216
   Mailing and printing                                                     5,694           5,220           10,529          10,848
   Independent General Partners' fees                                       3,750           3,750            7,500           7,500
   Other expenses                                                           1,500           1,525            3,080           3,275
                                                                   --------------   -------------   --------------   -------------
   Totals                                                                  64,609          62,983          125,635         124,839
                                                                   --------------   -------------   --------------   -------------

NET INVESTMENT LOSS                                                       (55,913)        (52,681)        (107,332)       (105,589)

Net realized loss from portfolio investments                                    -               -                -      (1,667,334)
                                                                   --------------   -------------   --------------  --------------

NET REALIZED LOSS FROM OPERATIONS                                         (55,913)        (52,681)        (107,332)     (1,772,923)

Change in unrealized depreciation of investments                        1,488,216               -        1,488,216       1,774,541
                                                                   --------------   -------------   --------------   -------------

NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                       $    1,432,303   $     (52,681)  $    1,380,884   $       1,618
                                                                   ==============   ==============  ==============   =============



See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30,


                                                                                                  2001               2000
                                                                                             ---------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets from operations                                                   $    1,380,884    $           1,618
Adjustments to reconcile increase in net assets from operations to cash used for operating activities:
Net realized loss from portfolio investments                                                              -            1,667,334
Change in unrealized depreciation of investments                                                 (1,488,216)          (1,774,541)
Increase in accrued interest receivable                                                              (9,923)              (9,710)
Decrease in payables                                                                               (122,086)            (190,712)
                                                                                             --------------    -----------------
Cash used for operating activities                                                                 (239,341)            (306,011)
                                                                                             --------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from the sale of portfolio investments                                                           -            1,429,263
                                                                                             --------------    -----------------
Cash provided from investing activities                                                                   -            1,429,263
                                                                                             --------------    -----------------

(Decrease) increase in cash and cash equivalents                                                   (239,341)           1,123,252

Cash and cash equivalents at beginning of period                                                    919,613                  603
                                                                                             --------------    -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $      680,272    $       1,123,855
                                                                                             ==============    =================





See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Six Months Ended June 30, 2001


                                                                                               Unallocated
                                           Managing       Individual                        Net Unrealized
                                            General         General           Limited       Depreciation of
                                            Partner        Partners          Partners          Investments           Total
                                        ------------    ------------     ---------------   -----------------   ---------------
Balance at beginning of period          $    238,751      $   2,821      $     8,035,923    $    (3,668,213)   $     4,609,282

Net investment loss                            1,019            (39)            (108,312)                 -           (107,332)

Change in net unrealized
   depreciation of investments                     -              -                    -          1,488,216          1,488,216
                                        ------------      ---------      ---------------    ---------------    ---------------

Balance at end of period                $    239,770      $   2,782      $     7,927,611 (A)              $    (2,179,997)   $
                                        ============      =========      ===============                  ===============    =======
5,990,166

(A) The net asset value per $1,000 unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, is $529.




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

The Partnership's objective is to achieve long-term capital appreciation by making venture capital investments in new and developing companies and other special investment situations. The Partnership will not engage in any other business or activity. The Partnership is scheduled to terminate no later than December 31, 2002.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $2.2 million as of June 30, 2001, was recorded for financial statement purposes but has not been recognized for tax purposes. Additionally, from inception to June 30, 2001, other timing differences relating to the sale of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

Cash Equivalents - The Partnership considers all highly liquid debt instruments (primarily money market funds) to be cash equivalents.

Reclassifications -Certain reclassifications were made to the prior period financial statements in order to conform to the current period presentation.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

5.     Classification of Portfolio Investments

As of June 30, 2001 the Partnership's portfolio investments were categorized as follows:

As of June 30, 2001:
-------------------                                                                                        Percentage of
Investment Type                                            Cost                   Fair Value                Net Assets*
---------------                                       ---------------           ---------------             ----------
Preferred Stock                                      $      5,835,016            $    4,204,557               70.19%
Common Stock                                                1,675,227                 1,125,689               18.80%
Debt Securities                                               223,709                   223,709                3.73%
                                                     ----------------            --------------               -------
Total                                                $      7,733,952            $    5,553,955               92.72%
                                                     ================            ==============               ======

Country/Geographic Region
Midwestern U.S.                                      $      6,824,387            $    4,644,390               77.53%
Eastern U.S.                                                  909,565                   909,565               15.19%
                                                     ----------------            --------------               ------
Total                                                $      7,733,952            $    5,553,955               92.72%
                                                     ================            ==============               ======

Industry
Wireless Communications                              $      5,401,098            $    4,464,645               74.54%
Vending Equipment                                           1,423,289                   179,745                3.00%
Semiconductors                                                909,565                   909,565               15.18%
                                                     ----------------            --------------               ------
Total                                                $      7,733,952            $    5,553,955               92.72%
                                                     ================            ==============               ======

* Fair value as a percentage of net assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              ----------------------------------------------------------------

Liquidity and Capital Resources

As of June 30, 2001, the Partnership had $680,272 in an interest-bearing cash account. The Partnership earned $3,584 and $7,791 of interest from such cash account for the three and six months ended June 30, 2001. Interest earned from the Partnership's cash balances and short-term investments, if any, in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

The Partnership is in its liquidation phase and will not make investments in any new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies, if required. No follow-on investments were made during the six months ended June 30, 2001.

As of June 30, 2001, the Partnership's current liabilities of $315,885 included $276,304 due to the Management Company and $7,500 due to the Independent General Partners. Funds needed to cover such current liabilities, future follow-on investments, if any, and operating expenses will be obtained primarily from existing cash reserves and proceeds from the sale of the Partnership's remaining portfolio investments.

Results of Operations

For the three and six months ended June 30, 2001, the Partnership had a net realized loss from operations of $55,913 and $107,332, respectively. For the three and six months ended June 30, 2000, the Partnership had a net realized loss from operations of $52,681 and $1,772,923, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - The Partnership had no realized gains or losses from its portfolio investments for the three or six months ended June 30, 2001.

The Partnership also had no realized gains or losses from its portfolio investments for the three months ended June 30, 2000. However, for the six months ended June 30, 2000, the Partnership had a $1,667,334 net realized loss from its portfolio investments. In January 2000, SER Systems AG completed its acquisition of EIS International, Inc. at $6.25 per share. The Partnership received $1,429,623 for its EIS shares, resulting in a realized loss of $1,667,334.

Investment Income and Expenses - Net investment loss for the three months ended June 30, 2001 and 2000 was $55,913 and $52,681, respectively. The unfavorable change in net investment loss for the 2001 period compared to the same period in 2000 is comprised of a $1,606 decrease in investment income and a $1,626 increase in operating expenses. The decrease in investment income resulted from a decrease in interest from short-term investments of $2,813, reflecting a decrease in the amount of the Partnership's interest earning cash balances held and a decline in short-term interest rates during the six months ended June 30, 2001 compared to the same period in 2000. The decline in short-term interest income was partially offset by a slight increase of $1,207 in interest from portfolio investments for the 2001 period. The slight increase in operating expenses for the three months ended June 30, 2001 compared to the same period in 2000 primarily resulted from small increases in professional fees for the 2001 period.

Net investment loss for the six months ended June 30, 2001 and 2000 was $107,332 and $105,589, respectively. The unfavorable change in net investment loss for the 2001 period as compared to the same period in 2000 is comprised of a $947 decrease in investment income and a $796 increase in operating expenses. The small decline in investment income resulted from the reduced interest from short-term investments partially offset by an increase in interest from portfolio investments, as discussed above. Also as discussed above, the slight increase in operating expenses for the six months ended June 30, 2001 compared to the same period in 2000 primarily resulted from small increases in professional fees for the 2001 period.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. For these services, the Management Company received a management fee through December 31, 1999 at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum fee of $200,000 per annum. The Management Company voluntarily agreed to reduce the minimum management fee payable by the Partnership to $150,000 per annum, effective January 1, 2000. The management fee for the three months ended June 30, 2001 and 2000 was $37,500. The management fee for the six months ended June, 2001 and 2000 was $75,000.

To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest received from short-term investments, income earned from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Depreciation of Portfolio Investments - For the six months ended June 30, 2001, the Partnership had a $1,488,216 favorable change in net unrealized depreciation of investments, resulting from the upward revaluation of its investment in Spectrix Corporation.

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

As of June 30, 2001, the Partnership's net assets were $5,990,166, reflecting an increase of $1,380,884 from net assets of $4,609,282 as of December 31, 2000. This change represents the increase in net assets resulting from operations for the six-month period, comprised of the $1,488,216 favorable change in net unrealized depreciation of investments exceeding the $107,332 net realized loss from operations for the six months ended June 30, 2001.

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

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at June 30, 2001 and December 31, 2000 was $529 and $407,
respectively.

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

The Partnership's portfolio investments had an aggregate fair value of $5,553,955 as of June 30, 2001. An assumed 10% decline from this fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and a corresponding unrealized loss of $555,396.

The Partnership had no short-term investments as of June 30, 2001. Market risk relating to the Partnership's interest-bearing cash equivalents held as of June 30, 2001 is considered to be immaterial.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.
              -----------------

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.
              ---------------------

None.

Item 3.       Defaults Upon Senior Securities.
              -------------------------------

None.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

The 2001 Annual Meeting of Limited Partners, originally scheduled for June 29, 2001, was held on August 14, 2001. At the meeting, the following matters were voted on and approved:

                                                                      Affirmative
                                                                         Votes                Withheld
Election of the four Individual General Partners, to serve for the ensuing year:
Jeffrey T. Hamilton                                                     4,733                  1,955
                                                                        -----                  -----
Robert S. Ames                                                          4,733                  1,955
                                                                        -----                  -----
Alfred M. Bertocchi                                                     4,733                  1,955
                                                                        -----                  -----
George M. Weimer                                                        4,733                  1,955
                                                                        -----                  -----

                                                                      Affirmative             Negative
                                                                         Votes                  Votes              Abstentions
Election of the General Partner, WTVI Co., L.P.
to serve as Managing General Partner
for the ensuing year.                                                   4,802                  1,912                 n/a
                                                                        -----                  -----

Approval of the continuance of the
Management Agreement between the
Partnership and the Management Company                                  4,494                  1,804                 416
                                                                        -----                  -----                 ---
Ratification of the selection of
BDO Seidman LLP as independent
auditors for the Partnership's fiscal
year ending December 31, 2001                                           5,578                     756                380
                                                                        -----                  -------               ---

Item 5.       Other Information.
              -----------------

None.

Item 6.       Exhibits and Reports on Form 8-K.
              --------------------------------

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



Date:         August 14, 2001