Form 10-Q
period 2001-09-30
WESTFORD TECHNOLOGY VENTURES LP
filed 2001-11-14
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ------------------
------------------

                         WESTFORD TECHNOLOGY VENTURES, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 2001 (Unaudited) and December 31, 2000

Schedule of Portfolio Investments as of September 30, 2001 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 2001 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                        September 30,
                                                                                            2001                 December 31,
                                                                                          (Unaudited)                2000
ASSETS                                                                                ---------------          ----------------

Portfolio investments at fair value (cost of $7,733,952 as of
    September 30, 2001 and December 31, 2000)                                          $    5,553,955          $      4,065,739
Cash and cash equivalents                                                                     555,052                   919,613
Accrued interest receivable                                                                    76,341                    61,901
                                                                                       --------------          ----------------

TOTAL ASSETS                                                                           $    6,185,348          $      5,047,253
                                                                                       ==============          ================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                  $       44,208          $         36,667
Due to Management Company                                                                     213,804                   401,304
Due to Independent General Partners                                                             3,750                         -
                                                                                       --------------          ----------------
   Total liabilities                                                                          261,762                   437,971
                                                                                       --------------          ----------------

Partners' Capital:
Managing General Partner                                                                      240,091                   238,751
Individual General Partners                                                                     2,758                     2,821
Limited Partners (11,217 Units)                                                             7,860,734                 8,035,923
Unallocated net unrealized depreciation of investments                                     (2,179,997)               (3,668,213)
                                                                                       --------------          ----------------
   Total partners' capital                                                                  5,923,586                 4,609,282
                                                                                       --------------          ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                $    6,185,348          $      5,047,253
                                                                                       ==============          ================

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
September 30, 2001

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







See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (Unaudited)


                                                                       Three Months Ended                  Nine Months Ended
                                                                           September 30,                     September 30,
                                                                       2001           2000             2001             2000
                                                                 -------------    ------------   --------------    --------------

INVESTMENT INCOME AND EXPENSES

     Income:
     Interest from short-term investments                        $         2,726  $      5,851   $       10,517    $      17,392
     Interest from portfolio investments                                   4,949         4,005           15,461           11,714
                                                                 ---------------  ------------   --------------    -------------
     Total income                                                          7,675         9,856           25,978           29,106
                                                                 ---------------  ------------   --------------    -------------

     Expenses:
     Management fee                                                       37,500        37,500          112,500          112,500
     Professional fees                                                    17,431        15,518           46,957           43,734
     Mailing and printing                                                 13,383        14,185           23,912           25,033
     Independent General Partners' fees                                    3,750         3,750           11,250           11,250
     Custodial fees                                                        1,500         1,500            4,500            4,500
     Other expenses                                                          691           563              771              838
                                                                 ---------------  ------------   --------------    -------------
     Total expenses                                                       74,255        73,016          199,890          197,855
                                                                 ---------------  ------------   --------------    -------------

NET INVESTMENT LOSS                                                      (66,580)      (63,160)        (173,912)        (168,749)

Net realized loss from portfolio investments                                   -             -                -       (1,667,334)
                                                                 ---------------  ------------   --------------    -------------

NET REALIZED LOSS FROM OPERATIONS                                        (66,580)      (63,160)        (173,912)      (1,836,083)

Change in unrealized depreciation of investments                               -             -        1,488,216        1,774,541
                                                                 ---------------  ------------   --------------    -------------

NET (DECREASE) INCREASE IN NET ASSETS
     RESULTING FROM OPERATIONS                                   $       (66,580) $    (63,160)  $    1,314,304    $     (61,542)
                                                                 ===============  ============   ==============    =============



See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30,

                                                                                                     2001             2000
                                                                                               --------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net increase (decrease) in net assets from operations                                           $   1,314,304     $     (61,542)

Adjustments to reconcile net increase in net assets from operations to cash used for operating activities:

Net realized loss from portfolio investments                                                                -         1,667,334
Change in unrealized depreciation of investments                                                   (1,488,216)       (1,774,541)
Increase in accrued interest receivable                                                               (14,440)          (13,500)
Decrease in payables                                                                                 (176,209)         (197,002)
                                                                                                -------------     -------------
Cash used for operating activities                                                                   (364,561)         (379,251)
                                                                                                -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cost of portfolio investments purchased                                                                     -           (60,769)
Proceeds from the sale of portfolio investments                                                             -         1,429,263
                                                                                                -------------     -------------
Cash provided from investing activities                                                                     -         1,368,494
                                                                                                -------------     -------------

(Decrease) increase in cash and cash equivalents                                                     (364,561)          989,243
Cash and cash equivalents at beginning of period                                                      919,613               603
                                                                                                -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $     555,052     $     989,846
                                                                                                =============     =============





See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Nine Months Ended September 30, 2001


                                                                                               Unallocated
                                           Managing       Individual                        Net Unrealized
                                            General         General           Limited       Depreciation of
                                            Partner        Partners          Partners          Investments           Total
                                        ------------      ----------     ---------------    ---------------    ---------------
Balance at beginning of period          $    238,751      $   2,821      $     8,035,923    $    (3,668,213)   $     4,609,282

Net investment loss                            1,340            (63)            (175,189)                 -           (173,912)

Change in net unrealized
   depreciation of investments                     -              -                    -          1,488,216          1,488,216
                                        ------------      ---------      ---------------    ---------------    ---------------

Balance at end of period                $    240,091      $   2,758      $     7,860,734(A) $    (2,179,997)   $     5,923,586
                                        ============      =========      ===============    ===============    ===============

(A) The net asset value per $1,000 unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, is $523.




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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $2.2 million as of September 30, 2001, was recorded for financial statement purposes but has not been recognized for tax purposes. Additionally, from inception to September 30, 2001, other timing differences relating to the sale of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

5.     Classification of Portfolio Investments

As of September 30, 2001 the Partnership's portfolio investments were categorized as follows:

As of September 30, 2001:
------------------------                                                                                  Percentage of
Investment Type                                            Cost                   Fair Value                Net Assets*
---------------                                       ---------------           ---------------             -----------
Preferred Stock                                      $      5,835,016            $    4,204,557               70.98%
Common Stock                                                1,675,227                 1,125,689               19.00%
Debt Securities                                               223,709                   223,709                 3.78%
                                                     ----------------            --------------               ------
Total                                                $      7,733,952            $    5,553,955               93.76%
                                                     ================            ==============               ======

Country/Geographic Region
Midwestern U.S.                                      $      6,824,387            $    4,644,390               78.41%
Eastern U.S.                                                  909,565                   909,565               15.35%
                                                     ----------------            --------------               ------
Total                                                $      7,733,952            $    5,553,955               93.76%
                                                     ================            ==============               ======

Industry
Wireless Communications                              $      5,401,098            $    4,464,645               75.38%
Vending Equipment                                           1,423,289                   179,745                3.03%
Semiconductors                                                909,565                   909,565                15.35%
                                                     ----------------            --------------               ------
Total                                                $      7,733,952            $    5,553,955               93.76%
                                                     ================            ==============               ======

* Fair value as a percentage of net assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              ---------------------------------------------------------------

Liquidity and Capital Resources

As of September 30, 2001, the Partnership had $550,052 in an interest-bearing cash account. The Partnership earned $2,726 and $10,517 of interest from such cash account for the three and nine months ended September 30, 2001. Interest earned from the Partnership's cash balances and short-term investments, if any, in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

The Partnership is in its liquidation phase and will not make investments in any new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies, if required. No follow-on investments were made during the nine months ended September 30, 2001.

As of September 30, 2001, the Partnership's current liabilities of $261,762, included $213,804 due to the Management Company and $3,750 due to the Independent General Partners. Funds needed to cover such current liabilities, future follow-on investments, if any, and operating expenses will be obtained primarily from existing cash reserves and proceeds from the sale of the Partnership's remaining portfolio investments.

Results of Operations

For the three and nine months ended September 30, 2001, the Partnership had a net realized loss from operations of $66,580 and $173,912, respectively. For the three and nine months ended September 30, 2000, the Partnership had a net realized loss from operations of $63,160 and $1,836,083, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - The Partnership had no realized gains or losses from its portfolio investments for the three or nine months ended September 30, 2001.

The Partnership also had no realized gains or losses from its portfolio investments for the three months ended September 30, 2000. However, for the nine months ended September 30, 2000, the Partnership had a $1,667,334 net realized loss from its portfolio investments. In January 2000, SER Systems AG completed its acquisition of EIS International, Inc. at $6.25 per share. The Partnership received $1,429,623 for its EIS shares, resulting in a realized loss of $1,667,334.

Investment Income and Expenses - Net investment loss for the three months ended September 30, 2001 and 2000 was $66,580 and $63,160, respectively. The unfavorable change in net investment loss for the 2001 period compared to the same period in 2000 is comprised of a $2,181 decrease in investment income and a $1,239 increase in operating expenses. The decrease in investment income included a decrease in interest from short-term investments of $3,125, reflecting a decrease in the amount of the Partnership's interest earning cash balances held and a decline in short-term interest rates during the three months ended September 30, 2001 compared to the same period in 2000. The decline in short-term interest income was partially offset by a slight increase of $944 in interest from portfolio investments for the 2001 period. The slight increase in operating expenses for the three months ended September 30, 2001 compared to the same period in 2000 primarily resulted from small increases in professional fees for the 2001 period.

Net investment loss for the nine months ended September 30, 2001 and 2000 was $173,912 and $168,749, respectively. The unfavorable change in net investment loss for the 2001 period as compared to the same period in 2000 is comprised of a $3,128 decrease in investment income and a $2,035 increase in operating expenses. The decline in investment income resulted from reduced interest from short-term investments partially offset by an increase in interest from portfolio investments, as discussed above. Also as discussed above, the slight increase in operating expenses for the nine months ended September 30, 2001 compared to the same period in 2000 primarily resulted from small increases in professional fees for the 2001 period.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. For these services, the Management Company received a management fee through December 31, 1999 at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum fee of $200,000 per annum. The Management Company voluntarily agreed to reduce the minimum management fee payable by the Partnership to $150,000 per annum, effective January 1, 2000. The management fee for the three months ended September 30, 2001 and 2000 was $37,500. The management fee for the nine months ended September 30, 2001 and 2000 was $112,500.

To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest received from short-term investments, income earned from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Depreciation of Portfolio Investments - For the nine months ended September 30, 2001, the Partnership had a $1,488,216 favorable change in net unrealized depreciation of investments, resulting from the upward revaluation of its investment in Spectrix Corporation.

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

As of September 30, 2001, the Partnership's net assets were $5,923,586, reflecting an increase of $1,314,304 from net assets of $4,609,282 as of December 31, 2000. This change represents the increase in net assets resulting from operations for the nine-month period, comprised of the $1,488,216 favorable change in net unrealized depreciation of investments exceeding the $173,912 net realized loss from operations for the nine months ended September 30, 2001.

As of September 30, 2000, the Partnership's net assets were $4,873,881, reflecting a decrease of $61,542 from net assets of $4,935,423 as of December 31, 1999. This change represents the decrease in net assets resulting from operations for the nine-month period, comprised of the $1,836,083 net realized loss from operations exceeding the $1,774,541 favorable change in net unrealized depreciation of investments for the nine months ended September 30, 2000.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at September 30, 2001 and December 31, 2000 was $523 and $407, respectively.

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

The Partnership's portfolio investments had an aggregate fair value of $5,553,955 as of September 30, 2001. An assumed 10% decline from this fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and a corresponding unrealized loss of $555,396.

The Partnership had no short-term investments as of September 30, 2001. Market risk relating to the Partnership's interest-bearing cash equivalents held as of September 30, 2001 is considered to be immaterial.

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

Item 3.       Defaults Upon Senior Securities.
              -------------------------------

None.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

The 2001 Annual Meeting of Limited Partners, originally scheduled for June 29, 2001, was held on August 14, 2001. At the meeting, the following matters were voted on and approved:

                                                                     Affirmative
                                                                         Votes                Withheld
                                                                     -----------              --------
Election of the four Individual General Partners, to serve for the ensuing year:

Jeffrey T. Hamilton                                                     4,733                  1,955
                                                                        -----                  -----
Robert S. Ames                                                          4,733                  1,955
                                                                        -----                  -----
Alfred M. Bertocchi                                                     4,733                  1,955
                                                                        -----                  -----
George M. Weimer                                                        4,733                  1,955
                                                                        -----                  -----

                                                                      Affirmative             Negative
                                                                         Votes                  Votes            Abstentions
Election of the General Partner, WTVI Co., L.P.                        ---------              -------            -----------
to serve as Managing General Partner
for the ensuing year.                                                   4,802                  1,912                 n/a
                                                                        -----                  -----

Approval of the continuance of the
Management Agreement between the
Partnership and the Management Company                                  4,494                  1,804                 416
                                                                        -----                  -----                 ---
Ratification of the selection of
BDO Seidman LLP as independent
auditors for the Partnership's fiscal
year ending December 31, 2001                                           5,578                    756                 380
                                                                        -----                -------                 ---

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



              WESTFORD TECHNOLOGY VENTURES, L.P.


By:           WTVI Co., L.P.
              its managing general partner


By:           Hamilton Capital Management Inc.
              its general partner


By:           /s/       Jeffrey T. Hamilton  President, Secretary and Director
              -----------------------------  (PrincipalExecutive Officer)of
              Jeffrey T. Hamilton            Hamilton Capital Management Inc.
                                             and Individual General Partner of
                                             Westford Technology Ventures, L.P.


By:           /s/       Susan J. Trammell    Treasurer and Director (Principal
              -----------------------------  Financial and Accounting Officer)
              Susan J. Trammell              of Hamilton Capital Management Inc.



Date:         November 14, 2001