Form 10-K
period 2001-12-31
WESTFORD TECHNOLOGY VENTURES LP
filed 2002-04-01
CIK 821472

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001

OR

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                  to
                             Commission file number 0-16208


                       WESTFORD TECHNOLOGY VENTURES, L.P.
-------------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


Delaware                                                             13-3423417
------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

17 Academy Street, 5th Floor
Newark, New Jersey                                                   07102-2905
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (973) 624-2131

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class      Name of each exchange on which registered
   -------------------          -----------------------------------------
                None                            None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
-------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2002, 11,204 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.




                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the definitive proxy statement relating to the 2002 Annual Meeting of the Limited Partners of the Registrant, to be held on June 28, 2002 (the "Annual Meeting Proxy Statement") are incorporated herein by reference in Part III hereof. The Annual Meeting Proxy Statement will be filed with the Commission no later than 120 days after the close of the fiscal year ended December 31, 2001.

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

Portfolio Investments

During its investment phase, the Partnership made investments in eight portfolio companies. The aggregate cost of such investments was $14,695,218, including non-cash investments of $3,639,405. The Partnership will not make investments in new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies, if required. There were no portfolio liquidations or follow-on investments completed during 2001.

As of December 31, 2001, the Partnership had three active portfolio investments with an aggregate cost of $7,733,952 and a fair value of $5,553,955. As of December 31, 2001, the Partnership had liquidated investments with a cumulative aggregate cost of $6,961,266. These liquidated investments returned $6,973,179, resulting in a cumulative net realized gain of $11,913. Additionally, from its inception to December 31, 2001, the Partnership had earned $800,160 of interest and dividend income from its portfolio investments and portfolio income. From its inception to December 31, 2001, the Partnership's combined net realized gain and portfolio income from portfolio investments totaled $812,073.

Competition

During its investment phase, the Partnership encountered competition from other entities having similar investment objectives. Primary competition for venture capital investments has been from venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small business investment companies and wealthy individuals. Competition also may result from foreign investors and from large industrial and financial companies investing directly rather than through venture capital affiliates. However, the Partnership has been a co-investor with other professional venture capital investors and these relationships have generally expanded the Partnership's access to investment opportunities. However, as discussed above, the Partnership will not make investments in any new portfolio companies.

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

The Partnership is not a party to any legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of the calendar year covered by this report.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
        --------------------------------------------------------------------

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

The approximate number of holders of Units as of March 15, 2002 is 1,599. The Managing General Partner and the four Individual General Partners of the Partnership also hold interests in the Partnership. Information contained in
Item 12 of this report "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

The Partnership did not make any cash distributions to its Partners during the three-year period ended December 31, 2001 and has not made any cash distributions to Partners since the inception of the Partnership.


Item 6.Selected Financial Data.
       -----------------------

($ in thousands, except for per unit information)

                                                                                   Years Ended December 31,

                                                             2001          2000            1999           1998          1997
                                                          ---------      ---------      ---------       --------     ----------
Total assets                                              $  6,124       $ 5,047        $  5,594        $  5,397      $  6,655

Net assets                                                   5,880         4,609           4,935           5,054         6,578

Net unrealized depreciation of investments                 (2,180)         (3,668)        (5,220)         (5,421)       (4,162)

Net investment loss                                          (218)          (210)           (273)           (197)         (222)

Net realized loss from investments                              -           (1,667)           (46)            (68)         (32)

Change in unrealized depreciation
         of investments                                      1,488           1,551            201         (1,259)        (2,181)

Increase in net assets from operations                       1,270           (326)           (119)         (1,524)       (2,435)


Per unit of limited partnership interest:

Net asset value                                           $    519       $     407      $     435       $    446      $     580

Net investment loss                                            (20)            (19)           (25)            (20)          (22)

Net realized loss from investments                               -            (118)            (3)            (5)            (2)

Change in unrealized depreciation
         of investments                                        132             109             17           (109)          (186)


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources

As of December 31, 2001, the Partnership had $489,710 in an interest-bearing cash account. Interest earned on such cash balances and other short-term investments for the years ended December 31, 2001, 2000 and 1999 totaled $12,142, $22,567, and $187 respectively. Interest earned from cash balances and short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in cash balances and amounts available for investment in short-term securities.

The Partnership has fully invested the net proceeds received from the offering of Units and will not make investments in new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies, if required.

As of December 31, 2001, the Partnership's current liabilities of $244,940 included $201,304 due to the Management Company. The amount due to the Management Company represents unpaid management fees. Funds needed to cover current liabilities, future follow-on investments, if any, and operating expenses will be obtained from current cash reserves and from proceeds from the sale of the Partnership's remaining portfolio investments.

In November 2000, the Individual General Partners approved the final two-year extension of the term of the Partnership. The Partnership is now scheduled to terminate no later than December 31, 2002.

Results of Operations

For the years ended December 31, 2001, 2000 and 1999 the Partnership had a net realized loss from operations of $217,970, $1,877,487 and $319,698, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - The Partnership had no realized gains or losses from its portfolio investments for the year ended December 31, 2001.

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


Investment Income (Loss) and Expenses - Net investment loss for the years ended December 31, 2001, 2000 and 1999 was $217,970, $210,153 and $273,475,
respectively.

The $7,817 unfavorable change in net investment loss for 2001 compared to 2000 resulted from a $7,492 decrease in investment income and a $325 increase in operating expenses. The decrease in investment income for 2001 is comprised of a $10,425 decrease in interest from short-term investments partially offset by a $2,933 increase in interest income from portfolio investments. The decrease in interest from short-term investments primarily resulted from a reduction in interest rates during 2001 as well as a reduction of the Partnership's idle cash balances during 2001 as compared to 2000. The increase in interest income from portfolio investments primarily resulted from the additional promissory note of Thunderbird Technologies acquired by the Partnership in September 2000. The small increase in operating expenses for 2001 compared to 2000 resulted from small increases in professional fees partially offset by small declines in mailing and printing and other expenses.

The $63,322 favorable change in net investment loss for 2000 compared to 1999 resulted from a $26,410 increase in investment income and a $36,912 decrease in operating expenses. The increase in investment income for 2000 is comprised of a $22,380 increase in interest from short-term investments and a 4,030 increase in interest income from portfolio investments. The increase in interest from short-term investments primarily resulted from the increased cash balance held by the Partnership during 2000 as compared to 1999. In January 2000 the Partnership received $1.4 million from the sale of its remaining shares of EIS. The increase in interest income from portfolio investments primarily resulted from additional promissory notes of Thunderbird Technologies held by the Partnership during 2000 as compared to 1999. The decrease in operating expenses included a $50,000 decline in the management fee, as discussed below, and a $15,000 decline in fees paid to the Independent General Partners. Effective on January 1, 2000, the Independent General Partners voluntary agreed to waive of all future meeting fees, which were previously paid at $1,000 per meeting. Reductions due to the management fee and fees paid to the Independent General Partners were partially offset by increases in other operating expenses, primarily professional fees and mailing and printing expenses. Professional fees increased $23,812 for 2000 compared to 1999, primarily due to additional accounting fees relating to the quarterly financial statement review, which is now required for all business development companies filing SEC Form 10-Q. Mailing and printing expenses increased by $4,115 for 2000 compared to 1999 due to additional proxy costs and certain accrual adjustments made in the 1999 period.


The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. For these services, the Management Company received a management fee through December 31, 1999 at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum fee of $200,000 per annum. The Management Company voluntarily agreed to reduce the minimum management fee payable by the Partnership to $150,000 per annum, effective January 1, 2000. The management fee for the years ended December 31, 2001, 2000 and 1999 was $150,000, $150,000 and $200,000, respectively. To the extent possible, the management fee and other expenses incurred by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest received from short-term investments, interest and other income earned from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Depreciation of Portfolio Investments - For the year ended December 31, 2001, the Partnership had a $1,488,216 favorable change in net unrealized depreciation of investments, resulting from the upward revaluation of the Partnership's investment in Spectrix Corporation.

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

Net Assets - Changes in net assets resulting from operations are comprised of
(1) net realized gain or loss from operations and (2) changes in net unrealized appreciation or depreciation of portfolio investments. As of December 31, 2001, the Partnership's net assets were $5,879,528, reflecting an increase of $1,270,246 from net assets of $4,609,282 as of December 31, 2000. This increase reflects the increase in net assets resulting from operations, comprised of the $1,488,216 favorable change in net unrealized depreciation exceeding the $217,970 net realized loss from operations for 2001.

As of December 31, 2000, the Partnership's net assets were $4,609,282, reflecting a decrease of $326,141 from net assets of $4,935,423 as of December 31, 1999. This decline reflects the decrease in net assets resulting from operations comprised of the $1,877,487 net realized loss from operations partially offset by the $1,551,346 favorable change in net unrealized depreciation for 2000.

As of December 31, 1999, the Partnership's net assets were $4,935,423, reflecting a decrease of $118,618 from net assets of $5,054,041 as of December 31, 1998. This decline reflects the decrease in net assets resulting from operations, comprised of the $201,080 favorable change in net unrealized deprecation of investments offset by the $319,698 net realized loss from operations for 1999.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of December 31, 2001, 2000 and 1999 was $519, $407, and $435,
respectively.

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

The Partnership's portfolio investments had an aggregate fair value of $5,553,955 as of December 31, 2001. An assumed 10% decline from this December 31, 2001 fair value would result in a reduction to the fair value of such investments and an unrealized loss of $555,396.

The Partnership had no short-term investments as of December 31, 2001. Market risk relating to the Partnership's interest-bearing cash equivalents held as of December 31, 2001 is considered to be immaterial.

Item 8.       Financial Statements


                                              WESTFORD TECHNOLOGY VENTURES, L.P.
                                      INDEX

Report of Independent Certified Public Accountants

Balance Sheets as of December 31, 2001 and 2000

Schedule of Portfolio Investments as of December 31, 2001

Schedule of Portfolio Investments as of December 31, 2000

Statements of Operations for the years ended December 31, 2001, 2000 and 1999

Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Statements of Changes in Partners' Capital for the years ended December 31, 2001, 2000 and 1999

Notes to Financial Statements

NOTE - All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners of
Westford Technology Ventures, L.P.
Newark, New Jersey

We have audited the accompanying balance sheets of Westford Technology Ventures, L.P. (the "Partnership"), including the schedule of portfolio investments, as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1, the Partnership is scheduled to terminate no later than December 31, 2002.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westford Technology Ventures, L.P. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 2, the financial statements include investments valued at $5,553,955 and $4,065,739, as of December 31, 2001 and 2000, respectively, representing 94% and 88% of partners' capital, respectively, whose values have been estimated by the managing general partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the managing general partner in arriving at its estimates of value of such investments and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.




BDO Seidman, LLP

New York, New York
March 13, 2002

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS
December 31,

                                                                                                 2001                2000
                                                                                            ---------------   -----------------

ASSETS
Portfolio investments at fair value (cost of $7,733,952 as of
    December 31, 2001 and 2000)                                                             $     5,553,955    $      4,065,739
Cash and cash equivalents                                                                           489,710             919,613
Accrued interest receivable                                                                          80,803              61,901
                                                                                            ---------------    ----------------

TOTAL ASSETS                                                                                $     6,124,468    $      5,047,253
                                                                                            ===============    ================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                       $        36,136    $         36,667
Due to Management Company                                                                           201,304             401,304
Due to Independent General Partners                                                                   7,500                   -
                                                                                            ---------------    ----------------
   Total liabilities                                                                                244,940             437,971
                                                                                            ---------------    ----------------

Partners' Capital:
Managing General Partner                                                                            240,575             238,751
Individual General Partners                                                                           2,743               2,821
Limited Partners (11,217 Units)                                                                   7,816,207           8,035,923
Unallocated net unrealized depreciation of investments                                           (2,179,997)         (3,668,213)
                                                                                            ---------------    ----------------
   Total partners' capital                                                                        5,879,528           4,609,282
                                                                                            ---------------    ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $     6,124,468    $      5,047,253
                                                                                            ===============    ================

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2001

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

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2000

                                                                           Initial
                                                                         Investment
Investment Description                                                      Date                  Cost               Fair Value
-------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.*
Automated in-room vending units for the lodging industry
15,485 shares of Common Stock                                            Oct. 1989            $    1,320,349    $         76,805
Convertible Demand Note at prime plus 1%                                                             102,940             102,940
                                                                                              --------------    ----------------
                                                                                                   1,423,289             179,745
--------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*
Infrared data transfer technology for networks
60,547 shares of Series A Preferred Stock                                June 1989                   784,319              60,547
2,216,626 shares of Series B Preferred Stock                                                       4,261,901           2,216,626
699,256 shares of Common Stock                                                                       354,878             699,256
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 04/30/03                                                                      0                   0
                                                                                              --------------    ----------------
                                                                                                   5,401,098           2,976,429
--------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
Designer of high performance, low power integrated
   circuit products
788,796 shares of Series A Preferred Stock                               Oct. 1992                   788,796             788,796
Convertible Demand Notes at prime                                                                    120,769             120,769
                                                                                              --------------    ----------------
                                                                                                     909,565             909,565
--------------------------------------------------------------------------------------------------------------------------------

TOTAL PORTFOLIO INVESTMENTS                                                                   $    7,733,952    $      4,065,739
                                                                                              ==============    ================


* May be deemed an affiliated person of the Partnership as defined by the Investment Company Act of 1940.







See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,

                                                                                  2001               2000             1999
                                                                            --------------      -------------     -------------


INVESTMENT INCOME AND EXPENSES
   Income:
   Interest from short-term investments                                     $       12,142      $      22,567     $          187
   Interest and other income from portfolio investments                             20,103             17,170             13,140
                                                                            --------------      -------------     --------------
     Total investment income                                                        32,245             39,737             13,327
                                                                            --------------      -------------     --------------

   Expenses:
   Management fee                                                                  150,000            150,000            200,000
   Professional fees                                                                54,028             52,297             28,485
   Independent General Partners' fees                                               15,000             15,000             30,000
   Mailing and printing                                                             24,416             25,730             21,615
   Custody fees                                                                      6,000              6,025              6,000
   Other expenses                                                                      771                838                702
                                                                            --------------      -------------     --------------
     Total expenses                                                                250,215            249,890            286,802
                                                                            --------------      -------------     --------------

NET INVESTMENT LOSS                                                               (217,970)          (210,153)          (273,475)

Net realized loss from portfolio investments                                             -         (1,667,334)           (46,223)
                                                                            --------------      -------------     --------------

NET REALIZED LOSS FROM OPERATIONS                                                 (217,970)        (1,877,487)          (319,698)

Change in unrealized depreciation of investments                                 1,488,216          1,551,346            201,080
                                                                            --------------      -------------     --------------

NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                                $    1,270,246      $    (326,141)    $     (118,618)
                                                                            ==============      =============     ==============




See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

                                                                                 2001              2000                1999
                                                                            -------------      -------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net investment loss                                                         $    (217,970)     $    (210,153)     $    (273,475)

Adjustments to reconcile net investment loss to cash (used for) provided by operating activities:
Increase in accrued interest receivable                                           (18,902)           (18,853)            (3,429)
(Decrease) increase in liabilities                                               (193,031)          (220,478)           315,144
                                                                            -------------      -------------      -------------
Cash (used for) provided from operating activities                               (429,903)          (449,484)            38,240
                                                                            -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cost of portfolio investments purchased                                                 -            (60,769)           (60,000)
Proceeds from the sale of portfolio investments                                         -          1,429,263             14,365
                                                                            -------------      -------------      -------------
Cash provided from (used for) investing activities                                      -          1,368,494            (45,635)
                                                                            -------------      -------------      -------------

(Decrease) increase in cash and cash equivalents                                 (429,903)           919,010             (7,395)
Cash and cash equivalents at beginning of year                                    919,613                603              7,998
                                                                            -------------      -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF
   YEAR                                                                     $     489,710      $     919,613      $         603
                                                                            =============      =============      =============

Supplemental disclosure of non-cash investing and
   financing activities:
     Conversion of accrued interest into cost of portfolio
       investment - Spectix Corporation                                     $           -      $           -      $     249,566



See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1999, 2000 and 2001

                                                                                               Unallocated
                                             Managing      Individual                        Net Unrealized
                                              General        General          Limited         Depreciation
                                              Partner       Partners         Partners        of Investments          Total
Balance as of December 31, 1998          $    593,816      $    3,477    $     9,877,387    $    (5,420,639)    $     5,054,041

Net investment loss                              (105)            (97)          (273,273)                 -            (273,475)

Net realized loss from portfolio
   investments                                 (9,611)            (13)           (36,599)                 -             (46,223)

Change in unrealized
   depreciation of investments                      -               -                  -            201,080             201,080
                                         ------------      ----------    ---------------    ---------------     ---------------

Balance as of December 31, 1999               584,100           3,367          9,567,515(A)      (5,219,559)          4,935,423

Net investment loss                             1,320             (75)          (211,398)                 -            (210,153)

Net realized loss from portfolio
   investments                               (346,669)           (471)        (1,320,194)                 -          (1,667,334)

Change in unrealized
   depreciation of investments                      -               -                  -          1,551,346           1,551,346
                                         ------------      ----------    ---------------    ---------------     ---------------

Balance as of December 31, 2000               238,751           2,821          8,035,923 (A)     (3,668,213)          4,609,282

Net investment loss                             1,824             (78)          (219,716)                 -            (217,970)

Change in unrealized
   depreciation of investments                      -               -                  -          1,488,216           1,488,216
                                         ------------      ----------    ---------------    ---------------     ---------------

Balance as of December 31, 2001          $    240,575      $    2,743     $    7,816,207 (A) $   (2,179,997)    $     5,879,528
                                         ============      ==========     ==============     ==============     ===============


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, was $519, $407 and $435 as of December 31, 2001, 2000 and 1999, respectively.


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

2.     Significant Accounting Policies

Valuation of Investments - Short-term investments are carried at amortized cost, which approximates market. Portfolio investments are carried at fair value, as determined quarterly by the Managing General Partner under the supervision of the Individual General Partners. Publicly held portfolio securities are valued at the closing public market price on the valuation date discounted by a factor of between 0% to 50% for sales restrictions. Factors considered in the determination of an appropriate discount include, underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership either has a representative serving on the Board of Directors or is greater than a 10% shareholder, and other liquidity factors such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately held portfolio securities are valued at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted to reflect
1) meaningful third-party transactions in the private market or 2) significant progress or slippage in the development of the company's business such that cost is no longer reflective of fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $2.2 million as of December 31, 2001, was recorded for financial statement purposes but has not been recognized for tax purposes. Additionally, from inception to December 31, 2001, other timing differences relating to the sale of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

5.     Classification of Portfolio Investments

As of December 31, 2001 and 2000 the Partnership's portfolio investments were categorized as follows:

As of December 31, 2001:                                                                                     Percentage of
Investment Type                                            Cost                   Fair Value                  Net Assets*
---------------                                       ---------------           ---------------               -----------
Preferred Stock                                      $      5,835,016            $    4,204,557               71.51%
Common Stock                                                1,675,227                 1,125,689               19.15%
Debt Securities                                               223,709                   223,709                 3.80%
                                                     ----------------            --------------               -------
Total                                                $      7,733,952            $    5,553,955               94.46%
                                                     ================            ==============               ======

Country/Geographic Region
Midwestern U.S.                                      $      6,824,387            $    4,644,390               78.99%
Eastern U.S.                                                  909,565                   909,565               15.47%
                                                     ----------------            --------------              -------
Total                                                $      7,733,952            $    5,553,955               94.46%
                                                     ================            ==============             ========

Industry
Wireless Communications                              $      5,401,098            $    4,464,645               75.93%
Vending Equipment                                           1,423,289                   179,745                3.06%
Semiconductors                                                909,565                   909,565               15.47%
                                                     ----------------            --------------               ------
Total                                                $      7,733,952            $    5,553,955               94.46%
                                                     ================            ==============               ======

As of December 31, 2000:                                                                                     Percentage of
Investment Type                                            Cost                   Fair Value                  Net Assets*
---------------                                       ---------------           ---------------               -----------
Preferred Stock                                      $      5,835,016            $    3,065,969               66.52%
Common Stock                                                1,675,227                   776,061               16.84%
Debt Securities                                               223,709                   223,709                 4.85%
                                                     ----------------            --------------               -------
Total                                                $      7,733,952            $    4,065,739               88.21%
                                                     ================            ==============               ======

Country/Geographic Region
Midwestern U.S.                                      $      6,824,387            $    3,156,174               68.48%
Eastern U.S.                                                  909,565                   909,565               19.73%
                                                     ----------------            --------------               ------
Total                                                $      7,733,952            $    4,065,739               88.21%
                                                     ================            ==============               ======

Industry
Wireless Communications                              $      5,401,098            $    2,976,429               64.58%
Vending Equipment                                           1,423,289                   179,745                3.90%
Semiconductors                                                909,565                   909,565                19.73%
                                                     ----------------            --------------               -------
Total                                                $      7,733,952            $    4,065,739               88.21%
                                                     ================            ==============               ======

* Fair value as a percentage of net assets.

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS, continued



6.     Quarterly Financial Information (Unaudited)

                                                                                    Net Increase
                                  Total                Net Realized              (Decrease) in Net
                               Investment                  Loss                  Assets Resulting
                                 Income              From Operations              From Operations
                            ---------------       ----------------------      ----------------------
2001
First Quarter                $      9,607           $         (51,419)            $        (51,419)
Second Quarter                      8,696                     (55,913)                   1,432,303
Third Quarter                       7,675                     (66,580)                     (66,580)
Fourth Quarter                      6,267                     (44,058)                     (44,058)

2000
First Quarter                       8,948                  (1,720,242)                      54,299
Second Quarter                     10,302                     (52,681)                     (52,681)
Third Quarter                       9,856                     (63,160)                     (63,160)
Fourth Quarter                     10,631                     (41,404)                    (264,599)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
              -----------------------------------------------------------------

None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.
              --------------------------------------------------

The Partnership

The information set forth under the caption "Election of General Partners" in the Annual Meeting Proxy Statement is incorporated herein by reference.

The Management Company

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership pursuant to the Management Agreement between the Partnership and the Management Company. As of March 15, 2002, the directors and executive officers of the Management Company are:

Name and Age                                        Position Held                                Director Since

Jeffrey T. Hamilton (64)                           President, Secretary and                      September 3, 1987
                                                   Chairman of the Board of
                                                   Directors

Louise M. Hamilton (61)                            Director                                      August 23, 1991

Susan J. Trammell (47)                             Treasurer and Director                        February 27, 1991

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

As of March 15, 2002, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. Mr. Ames, an Individual General Partner of the Partnership, owns 10 Units and Ms. Trammell, the Treasurer and Director of the Management Company, owns 3 Units. The Individual General Partners and the directors and officers of the Management Company as a group own 13 Units or less than one percent of the total Units outstanding.

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

(a)      Notes to Financial Statements

(b) No reports on Form 8-K have been filed during the fourth quarter of the fiscal year covered by this report.

(c)               Exhibits

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated on the 1st day of April 2002.


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