Form 10-Q
period 2002-03-31
WESTFORD TECHNOLOGY VENTURES LP
filed 2002-05-15
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002

Or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                  to
                             Commission file number 0-16208


                       WESTFORD TECHNOLOGY VENTURES, L.P.
---------------------------------------------------------------------------
                     (Exact name of registrant as specified in its charter)


Delaware                                                      13-3423417
----------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

17 Academy Street, 5th Floor
Newark, New Jersey                 07102-2905
---------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (973) 624-2131

Not applicable
---------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ------------------
------------------

                          WESTFORD TECHNOLOGY VENTURES, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 2002 (Unaudited) and December 31, 2001

Schedule of Portfolio Investments as of March 31, 2002 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 2002 and 2001 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 2002 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                       March 31, 2002          December 31,
                                                                                          (Unaudited)                2001

ASSETS

Portfolio investments at fair value (cost of $7,733,952 as of
   March 31, 2002 and December 31, 2001)                                               $      5,553,955        $      5,553,955
Cash and cash equivalents                                                                       401,426                 489,710
Accrued interest receivable                                                                      83,736                  80,803
                                                                                       ----------------        ----------------

TOTAL ASSETS                                                                           $      6,039,117        $      6,124,468
                                                                                       ================        ================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                  $         26,017        $         36,136
Due to Management Company                                                                       188,804                 201,304
Due to Independent General Partners                                                               3,750                   7,500
                                                                                       ----------------        ----------------
   Total liabilities                                                                            218,571                 244,940
                                                                                       ----------------        ----------------

Partners' Capital:
Managing General Partner                                                                        240,593                 240,575
Individual General Partners                                                                       2,722                   2,743
Limited Partners (11,217 Units)                                                               7,757,228               7,816,207
Unallocated net unrealized depreciation of investments                                       (2,179,997)             (2,179,997)
                                                                                       ----------------        ----------------
   Total partners' capital                                                                    5,820,546               5,879,528
                                                                                       ----------------        ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                $      6,039,117        $      6,124,468
                                                                                       ================        ================

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
March 31, 2002

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




See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31,

                                                                                                   2002                2001
                                                                                               -------------       ------------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                                         $      1,198    $         4,207
   Interest and other income from portfolio investments                                                3,041              5,400
                                                                                                ------------    ---------------
   Total investment income                                                                             4,239              9,607
                                                                                                ------------    ---------------

   Expenses:
   Management fee                                                                                     37,500             37,500
   Professional fees                                                                                  15,231             13,361
   Mailing and printing                                                                                5,200              4,835
   Independent General Partners' fees                                                                  3,750              3,750
   Other expenses                                                                                      1,540              1,580
                                                                                                ------------    ---------------
   Total expenses                                                                                     63,221             61,026
                                                                                                ------------    ---------------

NET INVESTMENT LOSS                                                                             $    (58,982)   $       (51,419)
                                                                                                ============    ===============



See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31,


                                                                                                  2002                2001
                                                                                              ------------      ---------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net investment loss                                                                         $       (58,982)    $       (51,419)

Adjustments to reconcile net investment loss to cash used for operating activities:

Increase in accrued interest and receivable                                                          (2,933)             (5,102)
Decrease in payables, net                                                                           (26,369)           (115,107)
                                                                                            ---------------     ---------------
Cash used for operating activities                                                                  (88,284)           (171,628)

Cash and cash equivalents at beginning of period                                                    489,710             919,613
                                                                                            ---------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $      401,426      $       747,985
                                                                                            ==============      ===============



See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Three Months Ended March 31, 2002

                                                                                               Unallocated
                                             Managing      Individual                        Net Unrealized
                                              General        General          Limited         Depreciation
                                              Partner       Partners         Partners        of Investments          Total

Balance as of December 31, 2001          $    240,575      $    2,743     $    7,816,207     $   (2,179,997)    $     5,879,528

Net investment loss                                18             (21)           (58,979)                 -             (58,982)
                                         ------------      ----------    ---------------    ---------------     ---------------

Balance as of March 31, 2002             $    240,593      $    2,722     $    7,757,228 (A) $   (2,179,997)    $     5,820,546
                                         ============      ==========     ==============     ==============     ===============


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, is $514 as of March 31, 2002.




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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $2.2 million as of March 31, 2002, was recorded for financial statement purposes but has not been recognized for tax purposes. Additionally, from inception to March 31, 2002, other timing differences relating to the sale of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

5.     Classification of Portfolio Investments

As March 31, 2002, the Partnership's portfolio investments were categorized as follows:

                                                                                                             Percentage of
Investment Type                                            Cost                   Fair Value                  Net Assets*
---------------                                       ---------------           ---------------               -----------
Preferred Stock                                      $      5,835,016            $    4,204,557               72.24%
Common Stock                                                1,675,227                 1,125,689               19.34%
Debt Securities                                               223,709                   223,709                 3.84%
                                                     ----------------            --------------               -------
Total                                                $      7,733,952            $    5,553,955               95.42%
                                                     ================            ==============               ======

Country/Geographic Region
Midwestern U.S.                                      $      6,824,387            $    4,644,390               79.79%
Eastern U.S.                                                  909,565                   909,565               15.63%
                                                     ----------------            --------------              -------
Total                                                $      7,733,952            $    5,553,955               95.42%
                                                     ================            ==============             ========

Industry
Wireless Communications                              $      5,401,098            $    4,464,645               76.70%
Vending Equipment                                           1,423,289                   179,745                3.09%
Semiconductors                                                909,565                   909,565               15.63%
                                                     ----------------            --------------               ------
Total                                                $      7,733,952            $    5,553,955               95.42%
                                                     ================            ==============               ======

* Fair value as a percentage of net assets.

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.
              -----------------------------------------------------------------

Liquidity and Capital Resources

As of March 31, 2002, the Partnership held $401,426 in an interest-bearing cash account. The Partnership earned $1,198 of interest from such cash account for the three months ended March 31, 2002. Interest earned from the Partnership's cash balances and short-term investments, if any, in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

The Partnership is in its liquidation phase and will not make investments in any new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies, if required.

As of March 31, 2002, the Partnership's current liabilities of $218,571 included $188,804 due to the Management Company and $3,750 due to the Independent General Partners. Funds needed to cover such current liabilities, future follow-on investments, if any, and operating expenses will be obtained primarily from existing cash reserves and proceeds from the sale of the Partnership's remaining portfolio investments.

Results of Operations

Investment Income and Expenses - Net investment loss for the three months ended March 31, 2002 and 2001 was $58,982 and $51,419, respectively. The unfavorable change in net investment loss resulted from a $5,368 decrease in investment income and an $2,195 increase in operating expenses for the 2002 period as compared to the same period in 2001. The decrease in investment income primarily resulted from a reduction in interest rates during 2002 as well as a reduction of the Partnership's idle cash balances during 2002 as compared to 2001. The increase in operating expenses for 2002 compared to 2001 primarily resulted from small increases in professional fees.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. For these services, the Management Company received a management fee through December 31, 1999 at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum fee of $200,000 per annum. The Management Company voluntarily agreed to reduce the minimum management fee payable by the Partnership to $150,000 per annum effective on January 1, 2000. The management fee was $37,500 each of the three month periods ended March 31, 2002 and 2001.

To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest received from short-term investments, interest and other income received from portfolio investments and proceeds received from the sale of portfolio investments.

Net Assets - As of March 31, 2002, the Partnership's net assets were $5,820,546, as compared to net assets of $5,879,528 as of December 31, 2001. This change represents the $58,982 net investment loss for the three months ended March 31, 2002.

As of March 31, 2001, the Partnership's net assets were $4,557,863, as compared to net assets of $4,609,282 as of December 31, 2000. This change represents the $51,419 net investment loss for the three months ended March 31, 2001.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of March 31, 2002 and December 31, 2001 was $514 and $519, respectively.

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

The Partnership's portfolio investments had an aggregate fair value of $5,553,955 as of March 31, 2002. An assumed 10% decline from this fair value would result in a reduction to the fair value of such investments and a corresponding unrealized loss of $555,395.

The Partnership had no short-term investments as of March 31, 2002. Market risk relating to the Partnership's interest-bearing cash equivalents held as of March 31, 2002 is considered to be immaterial.

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

The 2002 Annual Meeting of Limited Partners will be held on June 28, 2002.

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


Date:         May 15, 2002