Form 10-Q
period 2002-06-30
WESTFORD TECHNOLOGY VENTURES LP
filed 2002-08-14
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

Or

[  ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the transition period from                  to
                             Commission file number 0-16208


                       WESTFORD TECHNOLOGY VENTURES, L.P.
------------------------------------------------------------------------------
                                     (Exact name of registrant as specified in
                                      its charter)


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

                                              WESTFORD TECHNOLOGY VENTURES, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001

Schedule of Portfolio Investments as of June 30, 2002 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 2002 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                        June 30, 2002          December 31,
                                                                                          (Unaudited)                2001
ASSETS

Portfolio investments at fair value (cost of $7,773,952 as of
   June 30, 2002 and $7,733,952 as of December 31, 2001)                               $    5,593,955          $      5,553,955
Cash and cash equivalents                                                                     251,411                   489,710
Accrued interest receivable                                                                    86,501                    80,803
                                                                                       --------------          ----------------

TOTAL ASSETS                                                                           $    5,931,867          $      6,124,468
                                                                                       ==============          ================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                  $       37,146          $         36,136
Due to Management Company                                                                     126,304                   201,304
Due to Independent General Partners                                                             7,500                     7,500
                                                                                       --------------          ----------------
   Total liabilities                                                                          170,950                   244,940
                                                                                       --------------          ----------------

Partners' Capital:
Managing General Partner                                                                      240,580                   240,575
Individual General Partners                                                                     2,701                     2,743
Limited Partners (11,217 Units)                                                             7,697,633                 7,816,207
Unallocated net unrealized depreciation of investments                                     (2,179,997)               (2,179,997)
                                                                                       --------------          ----------------
   Total partners' capital                                                                  5,760,917                 5,879,528
                                                                                       --------------          ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                $    5,931,867          $      6,124,468
                                                                                       ==============          ================

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
June 30, 2002

                                                                           Initial
                                                                         Investment
Investment Description                                                      Date                  Cost               Fair Value
-------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.*
Automated in-room vending units for the lodging industry
15,485 shares of Common Stock                                            Oct. 1989            $    1,320,349    $         76,805
Convertible Demand Note at prime plus 1%                                                             102,940             102,940
                                                                                              --------------    ----------------
                                                                                                   1,423,289             179,745
--------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*
Infrared data transfer technology for networks
60,547 shares of Series A Preferred Stock                                June 1989                   784,319              90,821
2,216,626 shares of Series B Preferred Stock                                                       4,261,901           3,324,940
699,256 shares of Common Stock                                                                       354,878           1,048,884
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 04/30/03                                                                      0                   0
8% Demand Notes                                                                                       40,000              40,000
                                                                                              --------------    ----------------
                                                                                                   5,441,098           4,504,645
--------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
Designer of high performance, low power integrated
   circuit products
788,796 shares of Series A Preferred Stock                               Oct. 1992                   788,796             788,796
Convertible Demand Notes at prime                                                                    120,769             120,769
                                                                                              --------------    ----------------
                                                                                                     909,565             909,565
--------------------------------------------------------------------------------------------------------------------------------

TOTAL PORTFOLIO INVESTMENTS                                                                   $    7,773,952    $      5,593,955
                                                                                              ==============    ================



* May be deemed an affiliated person of the Partnership as defined by the Investment Company Act of 1940.





See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (Unaudited)

                                                                         Three Months Ended                  Six Months Ended
                                                                              June 30,                          June 30,
                                                                        2002            2001             2002            2001
                                                                   --------------   ------------    --------------   ------------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                            $       819     $       3,584   $       2,017    $        7,791
   Interest and other income from portfolio investments                  2,915             5,112           5,956            10,512
                                                                   -----------     -------------   -------------    --------------
   Totals                                                                3,734             8,696           7,973            18,303
                                                                   -----------     -------------   -------------    --------------

   Expenses:
   Management fee                                                       37,500            37,500          75,000            75,000
   Professional fees                                                    16,563            16,165          31,794            29,526
   Mailing and printing                                                  4,000             5,694           9,200            10,529
   Independent General Partners' fees                                    3,750             3,750           7,500             7,500
   Other expenses                                                        1,550             1,500           3,090             3,080
                                                                   -----------     -------------   -------------    --------------
   Totals                                                               63,363            64,609         126,584           125,635
                                                                   -----------     -------------   -------------    --------------

NET INVESTMENT LOSS                                                    (59,629)          (55,913)       (118,611)         (107,332)

Change in unrealized depreciation of investments                             -         1,488,216               -         1,488,216
                                                                   -----------         ---------   -------------    --------------

NET (DECREASE) INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                       $   (59,629)    $   1,432,303   $    (118,611)   $    1,380,884
                                                                   ===========     =============   =============    ==============



See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30,

                                                                                                  2002                 2001
                                                                                             ---------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net investment loss                                                                          $     (118,611)      $     (107,332)
Adjustments to reconcile net investment loss
   to cash used for operating activities:
Increase in accrued interest and receivables                                                         (5,698)              (9,923)
Decrease in payables, net                                                                           (73,990)            (122,086)
                                                                                             --------------       --------------
Cash used for operating activities                                                                 (198,299)            (239,341)
                                                                                             --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of portfolio investments                                                                   (40,000)                   -
                                                                                             --------------       --------------
Cash used for investing activities                                                                  (40,000)                   -
                                                                                             --------------       --------------

Decrease in cash and cash equivalents                                                              (238,299)            (239,341)

Cash and cash equivalents at beginning of period                                                    489,710              919,613
                                                                                             --------------       --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $      251,411       $      680,272
                                                                                             ==============       ==============



See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Six Months Ended June 30, 2002

                                                                                               Unallocated
                                           Managing       Individual                        Net Unrealized
                                            General         General           Limited       Depreciation of
                                            Partner        Partners          Partners          Investments           Total

Balance at beginning of period          $    240,575      $   2,743      $     7,816,207    $    (2,179,997)   $     5,879,528

Net investment loss                                5            (42)            (118,574)                 -           (118,611)
                                        ------------      ---------      ---------------    ---------------    ---------------

Balance at end of period                $    240,580      $   2,701      $     7,697,633 (A) $    (2,179,997)   $ 5,760,917
                                          ============      =========      ===============     ===============   ==========


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, is $508 as of June 30, 2002.




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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $2.2 million as of June 30, 2002, was recorded for financial statement purposes but has not been recognized for tax purposes. Additionally, from inception to June 30, 2002, other timing differences relating to the sale of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

5.     Classification of Portfolio Investments

As of June 30, 2002 the Partnership's portfolio investments were categorized as follows:

As of June 30, 2002:                                                                                         Percentage of
-------------------
Investment Type                                            Cost                   Fair Value                  Net Assets*
---------------                                       ---------------           ---------------               -----------
Preferred Stock                                      $      5,835,016            $    4,204,557               72.99%
Common Stock                                                1,675,227                 1,125,689               19.54%
Debt Securities                                               263,709                   263,709                 4.58%
                                                     ----------------            --------------               -------
Total                                                $      7,773,952            $    5,593,955               97.11%
                                                     ================            ==============               ======

Country/Geographic Region
Midwestern U.S.                                      $      6,864,387            $    4,684,390               81.32%
Eastern U.S.                                                  909,565                   909,565               15.79%
                                                     ----------------            --------------               ------
Total                                                $      7,773,952            $    5,593,955               97.11%
                                                     ================            ==============               ======

Industry
Wireless Communications                              $      5,441,098            $    4,504,645               78.20%
Vending Equipment                                           1,423,289                   179,745                3.12%
Semiconductors                                                909,565                   909,565               15.79%
                                                     ----------------            --------------               ------
Total                                                $      7,773,952            $    5,593,955               97.11%
                                                     ================            ==============               ======

* Fair value as a percentage of net assets.

6.            Interim Financial Statements

The interim financial data as of June 30, 2002 and for the six months ended June 30, 2002 and June 30, 2001 is unaudited. However, in the opinion of Partnership, the interim data includes all adjustments consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              ------------------------------------------------------------------

Liquidity and Capital Resources

As of June 30, 2002, the Partnership held $251,411 in an interest-bearing cash account. The Partnership earned $819 and $2,017 of interest from such cash account for the three and six months ended June 30, 2002. Interest earned from the Partnership's cash balances and short-term investments, if any, in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

The Partnership is in its liquidation phase and will not make investments in any new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies, if required. During the three months ended June 30, 2002, the Partnership made a $40,000 follow-on investment in Spectrix Corporation, acquiring 8% demand notes.

As of June 30, 2002, the Partnership's current liabilities of $170,950 included $126,304 due to the Management Company and $7,500 due to the Independent General Partners. Funds needed to cover such current liabilities, future follow-on investments, if any, and operating expenses will be obtained primarily from existing cash reserves and proceeds from the sale of the Partnership's remaining portfolio investments.

Results of Operations

Investment Income and Expenses - Net investment loss for the three months ended June 30, 2002 and 2001 was $59,629 and $55,913, respectively. The unfavorable change in net investment loss for the 2002 period compared to the same period in 2001 is comprised of a $4,962 decrease in investment income partially offset by a $1,246 decrease in operating expenses. The decrease in investment income primarily resulted from a reduction of the Partnership's idle cash balances as well as a reduction in interest rates during the three months ended June 30, 2002 compared to the same period in 2001. The slight reduction in operating expenses primarily resulted from lower printing and mailing costs for the 2002 period compared to the same period in 2001.

Net investment loss for the six months ended June 30, 2002 and 2001 was $118,611 and $107,332, respectively. The unfavorable change in net investment loss for the 2002 period as compared to the same period in 2001 is comprised of a $10,330 decrease in investment income and a $949 increase in operating expenses. The decline in investment income resulted from the reduced interest from short-term investments and a decrease in interest from portfolio investments, as discussed above. The slight increase in operating expenses for the six months ended June 30, 2002 compared to the same period in 2001 primarily resulted from small increases in professional fees offset by small reductions in mailing and printing costs for the 2002 period.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. For these services, the Management Company received a management fee through December 31, 1999 at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum fee of $200,000 per annum. The Management Company voluntarily agreed to reduce the minimum management fee payable by the Partnership to $150,000 per annum, effective January 1, 2000. As a result, the management fee for the three months ended June 30, 2002 and 2001 was $37,500 and the management fee for the six months ended June, 2002 and 2001 was $75,000.

To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest received from short-term investments, income earned from portfolio investments and proceeds received from the sale of portfolio investments.

Realized Gains and Losses from Portfolio Investments - The Partnership had no realized gains or losses from its portfolio investments during the three and six months ended June 30, 2002 and 2001.

Unrealized Gains and Losses and Changes in Unrealized Depreciation of Portfolio Investments - The Partnership had no change in net unrealized depreciation of investments for the six months ended June 30, 2002. For the six months ended June 30, 2001, the Partnership had a $1,488,216 favorable change in net unrealized depreciation of investments, resulting from the upward revaluation of its investment in Spectrix Corporation.

Net Assets - As of June 30, 2002, the Partnership's net assets were $5,760,917 as compared to net assets of $5,879,528 as of December 31, 2001. This reduced net asset value represents the $118,611 net investment loss for the six months ended June 30, 2002.

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

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at June 30, 2002 and December 31, 2001 was $508 and $519,
respectively.

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

The Partnership's portfolio investments had an aggregate fair value of $5,593,955 as of June 30, 2002. An assumed 10% decline from this fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and a corresponding unrealized loss of $559,396.

The Partnership had no short-term investments as of June 30, 2002. Market risk relating to the Partnership's interest-bearing cash equivalents held as of June 30, 2002 is considered to be immaterial.

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

None.

Item 3.       Defaults Upon Senior Securities.
              -------------------------------

None.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

The 2002 Annual Meeting of Limited Partners, originally scheduled for June 28, 2002, was held on July 29, 2002. At the meeting, the following matters were voted on and approved:

                                                                      Affirmative
                                                                         Votes                Withheld
Election of the four Individual General Partners, to serve
for the ensuing year:

Jeffrey T. Hamilton                                                     4,288                  1,510
                                                                        -----                  -----
Robert S. Ames                                                          4,312                  1,486
                                                                        -----                  -----
Alfred M. Bertocchi                                                     4,319                  1,479
                                                                        -----                  -----
George M. Weimer                                                        4,322                  1,476
                                                                        -----                  -----

                                                                      Affirmative             Negative
                                                                         Votes                  Votes              Abstentions
Election of the General Partner, WTVI Co., L.P.
to serve as Managing General Partner
for the ensuing year.                                                   4,285                  1,513                 n/a
                                                                        -----                  -----

Approval of the continuance of the
Management Agreement between the
Partnership and the Management Company                                  3,997                  1,357                 444
                                                                        -----                  -----                 ---
Ratification of the selection of
BDO Seidman LLP as independent
auditors for the Partnership's fiscal
year ending December 31, 2002                                           4,867                  451                   480
                                                                        -----                  ---                   ---

Item 5.       Other Information.
              -----------------

None.

Item 6.       Exhibits and Reports on Form 8-K.
              --------------------------------


     1.  Exhibits:
           a) 99.1 Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           b) 99.2 Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     2.  Reports on Form 8-K:

     None

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



              WESTFORD TECHNOLOGY VENTURES, L.P.


By:           WTVI Co., L.P.
              its managing general partner


By:           Hamilton Capital Management Inc.
              its general partner


By:           /s/       Jeffrey T. Hamilton
              ------------------------------------------------
              Jeffrey T. Hamilton

              President, Secretary and Director
              (Principal Executive Officer and
              Principal Financial and Accounting Officer) of Hamilton Capital Management Inc. and
              Individual General Partner of Westford Technology Ventures, L.P.


Date:         August 14, 2002