Form 10-Q
period 2002-09-30
WESTFORD TECHNOLOGY VENTURES LP
filed 2002-11-14
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

Or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                  to
                             Commission file number 0-16208


                       WESTFORD TECHNOLOGY VENTURES, L.P.
-------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


Delaware                                                         13-3423417
---------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

17 Academy Street, 5th Floor
Newark, New Jersey                                                07102-2905
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (973) 624-2131

Not applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  X       No
                                                     ---        ---

                       WESTFORD TECHNOLOGY VENTURES, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 2002 (Unaudited) and December 31, 2001

Schedule of Portfolio Investments as of September 30, 2002 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 2002 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.       Quantitative and Qualitative Disclosure about Market Risk.

Item 4.       Controls and Procedures.


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                        September 30,
                                                                                            2002               December 31,
                                                                                         (Unaudited)                 2001
ASSETS

Portfolio investments at fair value (cost of $7,793,952 as of
   September 30, 2002 and $7,733,952 as of December 31, 2001)                          $    2,637,525          $      5,553,955
Cash and cash equivalents                                                                     155,875                   489,710
Accrued interest receivable                                                                    89,329                    80,803
                                                                                       --------------          ----------------

TOTAL ASSETS                                                                           $    2,882,729          $      6,124,468
                                                                                       ==============          ================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                  $       50,961          $         36,136
Due to Management Company                                                                     113,865                   201,304
Due to Independent General Partners                                                             2,500                     7,500
                                                                                       --------------          ----------------
   Total liabilities                                                                          167,326                   244,940
                                                                                       --------------          ----------------

Partners' Capital:
Managing General Partner                                                                      240,473                   240,575
Individual General Partners                                                                     2,677                     2,743
Limited Partners (11,217 Units)                                                             7,628,680                 7,816,207
Unallocated net unrealized depreciation of investments                                     (5,156,427)               (2,179,997)
                                                                                       --------------          ----------------
   Total partners' capital                                                                  2,715,403                 5,879,528
                                                                                       --------------          ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                $    2,882,729          $      6,124,468
                                                                                       ==============          ================


See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
September 30, 2002

                                                                           Initial
                                                                         Investment
Investment Description                                                      Date                  Cost               Fair Value
-------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.*
Automated in-room vending units for the lodging industry
15,485 shares of Common Stock                                            Oct. 1989            $    1,320,349    $         76,805
Convertible Demand Note at prime plus 1%                                                             102,940             102,940
                                                                                              --------------    ----------------
                                                                                                   1,423,289             179,745
--------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*
Infrared data transfer technology for networks
60,547 shares of Series A Preferred Stock                                June 1989                   784,319              30,274
2,216,626 shares of Series B Preferred Stock                                                       4,261,901           1,108,313
699,256 shares of Common Stock                                                                       354,878             349,628
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 04/30/03                                                                      0                   0
8% Demand Notes                                                                                       60,000              60,000
                                                                                              --------------    ----------------
                                                                                                   5,461,098           1,548,215
--------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
Designer of high performance, low power integrated
   circuit products
788,796 shares of Series A Preferred Stock                               Oct. 1992                   788,796             788,796
Convertible Demand Notes at prime                                                                    120,769             120,769
                                                                                              --------------    ----------------
                                                                                                     909,565             909,565
--------------------------------------------------------------------------------------------------------------------------------

TOTAL PORTFOLIO INVESTMENTS                                                                   $    7,793,952    $      2,637,525
                                                                                              ==============    ================



* May be deemed an affiliated person of the Partnership as defined by the Investment Company Act of 1940.





See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (Unaudited)



                                                                         Three Months Ended                  Nine Months Ended
                                                                            September 30,                     September 30,
                                                                      2002              2001             2002            2001
                                                              -------------------   ------------    --------------   ------------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                       $           514     $      2,726   $         2,531    $       10,517
   Interest and other income from portfolio
    investments                                                         2,915            4,949             8,871            15,461
                                                              ---------------     ------------   ---------------    --------------
   Totals                                                               3,429            7,675            11,402            25,978
                                                              ---------------     ------------   ---------------    --------------

   Expenses:
   Management fee                                                      37,500           37,500           112,500           112,500
   Professional fees                                                   15,182           17,431            46,976            46,957
   Mailing and printing                                                15,404           13,383            24,604            23,912
   Independent General Partners' fees                                   2,500            3,750            10,000            11,250
   Other expenses                                                       1,927            2,191             5,017             5,271
                                                              ---------------     ------------   ---------------    --------------
   Totals                                                              72,513           74,255           199,097           199,890
                                                              ---------------     ------------   ---------------    --------------

NET INVESTMENT LOSS                                                   (69,084)         (66,580)         (187,695)         (173,912)

Change in unrealized depreciation of investments                   (2,976,430)               -        (2,976,430)        1,488,216
                                                              ---------------     ------------   ---------------    --------------

NET (DECREASE) INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                  $    (3,045,514)    $    (66,580)  $    (3,164,125)   $    1,314,304
                                                              ===============     ============   ===============    ==============



See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30,



                                                                                                 2002                  2001
                                                                                            ----------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (decrease) increase in net assets from operations                                       $    (3,164,125)      $    1,314,304
Adjustments to reconcile net (decrease) increase in net assets from operations to cash used for operating activities:
Change in unrealized depreciation of investments                                                  2,976,430           (1,488,216)
Increase in accrued interest and receivables                                                         (8,526)             (14,440)
Decrease in payables, net                                                                           (77,614)            (176,209)
                                                                                            ---------------       --------------
Cash used for operating activities                                                                 (273,835)            (364,561)
                                                                                            ---------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cost of portfolio investments purchased                                                             (60,000)                   -
                                                                                            ---------------       --------------
Cash used for investing activities                                                                  (60,000)                   -
                                                                                            ---------------       --------------

Decrease in cash and cash equivalents                                                              (333,835)            (364,561)

Cash and cash equivalents at beginning of period                                                    489,710              919,613
                                                                                            ---------------       --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $       155,875       $      555,052
                                                                                            ===============       ==============




See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Nine Months Ended September 30, 2002



                                                                                               Unallocated
                                           Managing       Individual                        Net Unrealized
                                            General         General           Limited       Depreciation of
                                            Partner        Partners          Partners          Investments           Total

Balance at beginning of period          $    240,575      $   2,743      $     7,816,207    $    (2,179,997)   $     5,879,528

Net investment loss                             (102)           (66)            (187,527)                 -           (187,695)

Change in net unrealized
   depreciation of investments                     -              -                    -         (2,976,430)        (2,976,430)
                                        ------------      ---------      ---------------    ---------------    ---------------

Balance at end of period                $    240,473      $   2,677      $     7,628,680 (A) $    (5,156,427)   $     2,175,403
                                        ============      =========      ===============     ===============    ===============


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, is $240 as of September 30, 2002.




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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $5.2 million as of September 30, 2002, was recorded for financial statement purposes but has not been recognized for tax purposes. Additionally, from inception to September 30, 2002, other timing differences relating to the sale of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

Cash Equivalents - The Partnership considers all highly liquid debt instruments (primarily money market funds) to be cash equivalents.

Reclassification - Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

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

From inception of the Partnership to December 31, 1998, each of the Independent General Partners received an annual fee of $10,000 and $1,000 for each meeting of the Independent General Partners attended, plus out-of-pocket expenses. Effective January 1, 1999, the annual fee paid to each Independent General Partner was reduced to $5,000. Additionally, effective January 1, 2000, the Independent General Partners voluntarily waived all future meeting fees.

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

5.     Classification of Portfolio Investments

As of September 30, 2002 the Partnership's portfolio investments were categorized as follows:

As of September 30, 2002:                                                                                    Percentage of
------------------------
Investment Type                                            Cost                   Fair Value                  Net Assets*
---------------                                       ---------------           ---------------               -----------
Preferred Stock                                      $      5,835,016            $    1,927,383               70.98%
Common Stock                                                1,675,227                   426,433               15.70%
Debt Securities                                               283,709                   283,709               10.45%
                                                     ----------------            --------------               ------
Total                                                $      7,793,952            $    2,637,525               97.13%
                                                     ================            ==============               ======

Country/Geographic Region
Midwestern U.S.                                      $      6,884,387            $    1,727,960               63.63%
Eastern U.S.                                                  909,565                   909,565               33.50%
                                                     ----------------            --------------               ------
Total                                                $      7,793,952            $    2,637,525               97.13%
                                                     ================            ==============               ======

Industry
Wireless Communications                              $      5,461,098            $    1,548,215               57.01%
Vending Equipment                                           1,423,289                   179,745                6.62%
Semiconductors                                                909,565                   909,565               33.50%
                                                     ----------------            --------------               ------
Total                                                $      7,793,952            $    2,637,525               97.13%
                                                     ================            ==============               ======

* Fair value as a percentage of net assets.

6.     Interim Financial Statements

The interim financial data as of September 30, 2002 and for the nine months ended September 30, 2002 and September 30, 2001 is unaudited and prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the requirements of Form 10-Q. In the opinion of Partnership, the interim data includes all adjustments consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              ------------------------------------------------------------

Liquidity and Capital Resources

As of September 30, 2002, the Partnership held $155,875 in an interest-bearing cash account. The Partnership earned $514 and $2,531 of interest from such cash account for the three and nine months ended September 30, 2002. Interest earned from the Partnership's cash balances and short-term investments, if any, in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

The Partnership is in liquidation and will not make investments in new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies, if required. During the nine months ended September 30, 2002, the Partnership made a $60,000 follow-on investment in Spectrix Corporation, acquiring 8% demand notes.

As of September 30, 2002, the Partnership's current liabilities of $167,326, exceeds its cash balance by $11,451. Such current liabilities include $113,865 due to the Management Company and $2,500 due to the Independent General Partners. Funds needed to cover such current liabilities, future follow-on investments, if any, and operating expenses will be obtained primarily from existing cash reserves and proceeds from the sale of the Partnership's remaining portfolio investments.

Results of Operations

Investment Income and Expenses - Net investment loss for the three months ended September 30, 2002 and 2001 was $69,084 and $66,580, respectively. The unfavorable change in net investment loss for the 2002 period compared to the same period in 2001 is comprised of a $4,246 decrease in investment income partially offset by a $1,742 decrease in operating expenses. The decrease in investment income includes a $2,212 decrease in interest from short-term investments, resulting from a reduction of the Partnership's idle cash balances as well as a reduction in interest rates during the three months ended September 30, 2002 compared to the same period in 2001. The decrease in investment income also includes a $2,034 decrease resulting from the reduced interest rates during the three months ended September 30, 2002 on the interest bearing notes due from Inn-Room Systems, Inc. and Spectrix Corporation. The slight reduction in operating expenses primarily resulted from a reduction in the Independent General Partner fees as well as a reduction in professional fees and partially offset by an increase in printing and mailing costs for the 2002 period compared to the same period in 2001.

Net investment loss for the nine months ended September 30, 2002 and 2001 was $187,695 and $173,912, respectively. The unfavorable change in net investment loss for the 2002 period as compared to the same period in 2001 is comprised of a $14,576 decrease in investment income, partially offset by a $793 decrease in operating expenses. The decline in investment income includes a $7,986 decrease in interest from short-term investments, resulting from the reduced interest from short-term investments and a decrease in interest from portfolio investments, as discussed above. The decrease in investment income also includes a $6,590 decrease resulting from the reduced interest rates during the three months ended September 30, 2002 on the interest bearing notes due from Inn-Room Systems, Inc. and Spectrix Corporation, as discussed above. The slight decrease in operating expenses for the nine months ended September 30, 2002 compared to the same period in 2001 primarily resulted from small decreases in the Independent General Partner fees and other expenses, partially offset by a small increase in mailing and printing costs for the 2002 period.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. For these services, the Management Company received a management fee through December 31, 1999 at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum fee of $200,000 per annum. The Management Company voluntarily agreed to reduce the minimum management fee payable by the Partnership to $150,000 per annum, effective January 1, 2000. As a result, the management fee for the three months ended September 30, 2002 and 2001 was $37,500 and the management fee for the nine months ended September, 2002 and 2001 was $112,500.

To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest received from short-term investments, income earned from portfolio investments and proceeds received from the sale of portfolio investments.

Realized Gains and Losses from Portfolio Investments - The Partnership had no realized gains or losses from its portfolio investments during the three and nine months ended September 30, 2002 and 2001.

Unrealized Gains and Losses and Changes in Unrealized Depreciation of Portfolio Investments - For the nine months ended September 30, 2002, the Partnership had a $2,976,430 unfavorable change in net unrealized depreciation of investments, resulting from the downward revaluation of its investment in Spectrix Corporation. Such downward revaluation reflects recent business and financing concerns at Spectrix that have led the company's board of directors to pursue potential sale or merger transactions.

For the nine months ended September 30, 2001, the Partnership had a $1,488,216 favorable change in net unrealized depreciation of investments, resulting from the upward revaluation of its investment in Spectrix Corporation.

Net Assets - As of September 30, 2002, the Partnership's net assets were $2,715,403 as compared to net assets of $5,879,528 as of December 31, 2001. This reduced net asset value represents the decrease in net assets resulting from operations for the nine month period, comprised of the $2,976,430 unfavorable change in net unrealized depreciation of investments along with the $187,695 net investment loss for the nine months ended September 30, 2002.

As of September 30, 2001, the Partnership's net assets were $5,923,586, reflecting an increase of $1,314,304 from net assets of $4,609,282 as of December 31, 2000. This change represents the increase in net assets resulting from operations for the nine month period, comprised of the $1,488,216 favorable change in net unrealized depreciation of investments exceeding the $173,912 net realized loss from operations for the nine months ended September 30, 2001.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at September 30, 2002 and December 31, 2001 was $240 and $519, respectively.

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

The Partnership's portfolio investments had an aggregate fair value of $2,637,535 as of September 30, 2002. An assumed 10% decline from this fair value would result in a reduction to the fair value of such investments and a corresponding unrealized loss of $263,754.

The Partnership had no short-term investments as of September 30, 2002. Market risk relating to the Partnership's interest-bearing cash equivalents held as of September 30, 2002 is considered to be immaterial.

Item 4.       Controls and Procedures.

The Registrant has established disclosure controls and procedures to ensure that material information is made known to Jeffrey Hamilton, the Chief Executive Officer and the Chief Financial Officer of the Registrant, by others involved with the activities of the Registrant during the preparation of the Registrant's periodic reports.

The effectiveness of such controls and procedures of the Registrant has been evaluated by Mr. Hamilton within the past 90 days. Based on the evaluation of such controls and procedures, Mr. Hamilton believes that such controls and procedures are effective. Additionally, no changes have been made to the controls and procedures of the Registrant subsequent to the date of the most recent evaluation made by Mr. Hamilton that could have a significant affect on the Registrant's internal controls.

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

Item 3.       Defaults Upon Senior Securities.
              -------------------------------

None.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

The 2002 Annual Meeting of Limited Partners, originally scheduled for June 28, 2002, was held on July 29, 2002. At the meeting, the following matters were voted on and approved:

                                                                                 Affirmative
                                                                                   Votes                  Withheld
Election of the four Individual General Partners, to serve for the ensuing year:
Jeffrey T. Hamilton                                                                 4,288                  1,510
                                                                                    -----                  -----
Robert S. Ames *                                                                    4,312                  1,486
                                                                                    -----                  -----
Alfred M. Bertocchi                                                                 4,319                  1,479
                                                                                    -----                  -----
George M. Weimer *                                                                  4,322                  1,476
                                                                                    -----                  -----

*   Mr. Ames and Mr. Weimer passed away subsequent to the meeting date.

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


Date:         November 14, 2002

                  Certification Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Jeffrey T. Hamilton, the Chief Executive Officer of Westford Technology Ventures, L.P. (the "Registrant"), certify that I have reviewed the Form 10-Q of the Registrant for the quarterly period ended September 30, 2002 (the "Report") and that:

o To the best of my knowledge, the Report does not include any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading for the period covered by the Report;

o To the best of my knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the financial condition, results of operations, and cash flows of the Registrant as of and for the period covered by the Report;

o Disclosure controls and procedures have been established to ensure that material information is made known to me by others involved with the activities of the Registrant while all periodic reports of the Registrant are being prepared;

o I have evaluated the effectiveness of the disclosure controls and procedures of the Registrant as of a date within 90 days prior to the filing of the Report, and believe such disclosure controls and procedures to be effective;

o I am not aware of any significant deficiencies in the design or operation of the Registrant's internal controls that could adversely affect the Registrant's ability to record, process, summarize, and report financial data, nor has any material weaknesses in the Registrant's internal controls been identified;

o I am not aware of any fraud, whether or not material, involving management or any other employee with a significant role in the Registrant's internal controls;

o As of the date of my most recent evaluation of the disclosure controls and procedures of the Registrant, there were no significant changes in the internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.



By:
       /s/ Jeffrey T. Hamilton
       ----------------------------------------------
           Jeffrey T. Hamilton
           President, Hamilton Capital Management, Inc.


Dated:     November 14, 2002

                  Certification Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Jeffrey T. Hamilton, the Chief Financial Officer of Westford Technology Ventures, L.P. (the "Registrant"), certify that I have reviewed the Form 10-Q of the Registrant for the quarterly period ended September 30, 2002 (the "Report") and that:

o To the best of my knowledge, the Report does not include any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading for the period covered by the Report;

o To the best of my knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the financial condition, results of operations, and cash flows of the Registrant as of and for the period covered by the Report;

o Disclosure controls and procedures have been established to ensure that material information is made known to me by others involved with the activities of the Registrant while all periodic reports of the Registrant are being prepared;

o I have evaluated the effectiveness of the disclosure controls and procedures of the Registrant as of a date within 90 days prior to the filing of the Report, and believe such disclosure controls and procedures to be effective;

o I am not aware of any significant deficiencies in the design or operation of the Registrant's internal controls that could adversely affect the Registrant's ability to record, process, summarize, and report financial data, nor has any material weaknesses in the Registrant's internal controls been identified;

o I am not aware of any fraud, whether or not material, involving management or any other employee with a significant role in the Registrant's internal controls;

o As of the date of my most recent evaluation of the disclosure controls and procedures of the Registrant, there were no significant changes in the internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.



By:
       /s/ Jeffrey T. Hamilton
   -----------------------------------------
           Jeffrey T. Hamilton
           President, Hamilton Capital Management, Inc.


Dated:     November 14, 2002