Form 10-K
period 2002-12-31
WESTFORD TECHNOLOGY VENTURES LP
filed 2003-04-15
CIK 821472

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended December 31, 2002

OR

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from to Commission file number 0-16208


                       WESTFORD TECHNOLOGY VENTURES, L.P.
------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


Delaware                                                        13-3423417
------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

17 Academy Street, 5th Floor
Newark, New Jersey                                           07102-2905
-----------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (973) 624-2131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class              Name of each exchange on which registered
-------------------              -----------------------------------------
  None                                                     None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
-------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes____ No X
                                               ------------

As of April 15, 2003, 11,214 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.




                       DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Dissolution and Termination

The Partnership dissolved on December 31, 2002, as a result of the completion of the final extension of its term allowable by the Partnership Agreement. However, pursuant to the Partnership Agreement and Delaware Law, the Managing General Partner will continue to manage the Partnership though its date of liquidation (the "Liquidation Period"), which will occur when it has satisfied all liabilities and obligations to creditors and has sold, distributed or otherwise disposed of its investments in portfolio companies. The Managing General Partner is working toward liquidating the Partnership's remaining portfolio investments as quickly as reasonably practicable consistent with the goal of achieving returns to partners.

As a result of the Partnership's dissolution, the Management Company will receive no additional management fees for any period after December 31, 2002. Additionally, the remaining Independent General Partner (see Item 10 of Part III of this report) will receive no additional fees for any period after December 31, 2002.

Portfolio Investments

Since its inception, the Partnership made investments in eight portfolio companies with an aggregate cost of $14,760,218, including non-cash investments of $3,639,405. The Partnership will not make investments in new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies, if required. During 2002, the Partnership completed follow-on investments in Spectrix Corporation totaling $65,000, acquiring interest-bearing promissory notes at 8% per annum.

As of December 31, 2002, the Partnership had three active portfolio investments with an aggregate cost of $7,798,952 and a fair value of $1,061,035. As of December 31, 2002, the Partnership had liquidated investments with a cumulative aggregate cost of $6,961,266. These liquidated investments returned $6,973,179, resulting in a cumulative net realized gain of $11,913. Additionally, from its inception to December 31, 2002, the Partnership had earned $811,903 of interest and dividend income from its portfolio investments. From its inception to December 31, 2002, the Partnership's combined net realized gain and portfolio income from portfolio investments totaled $823,816.

Competition

During its investment phase, the Partnership encountered competition from other entities having similar investment objectives. Primary competition for venture capital investments was from venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small business investment companies and wealthy individuals. Competition also resulted from foreign investors and large industrial and financial companies investing directly rather than through venture capital affiliates. However, the Partnership has been a co-investor with other professional venture capital investors and these relationships generally expanded the Partnership's access to investment opportunities. However, as discussed above, the Partnership will not make investments in any new portfolio companies.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

There is no established public trading market for the Units and it is not anticipated that any public market for the Units will develop. Consequently, limited partners cannot easily liquidate their investment in the Partnership. Several independent broker/dealers provide an informal secondary market for the Units. Transfers of Units are subject to certain restrictions pursuant to the Partnership Agreement and also may be affected by restrictions on resale imposed by the laws of certain states.

The approximate number of holders of Units as of April 15, 2003 is 1,567. The Managing General Partner and the four Individual General Partners of the Partnership, or their estates, also hold interests in the Partnership. Information contained in Item 12 of this report "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

The Partnership did not make any cash distributions to its Partners during the three-year period ended December 31, 2002 and has not made any cash distributions to Partners since the inception of the Partnership.

There have been no securities authorized for issuance under equity compensation plans by the Partnership.

Item 6.       Selected Financial Data.
              -----------------------

($ in thousands, except for per unit information)
                                                                           Years Ended December 31,
                                                           2002          2001          2000            1999         1998
                                                       ----------      ---------    ----------     ----------   ----------
Total assets                                           $    1,200      $   6,124    $    5,047     $    5,594   $    5,397

Net assets                                                  1,086          5,880         4,609          4,935        5,054

Net unrealized depreciation of investments                 (6,738)        (2,180)       (3,668)        (5,220)      (5,421)

Net investment loss                                          (236)          (218)         (210)          (273)        (197)

Net realized loss from investments                              -              -        (1,667)           (46)         (68)

Change in unrealized depreciation of investments           (4,558)         1,488         1,551            201       (1,259)

(Decrease) increase in net assets from operations          (4,794)         1,270          (326)          (119)      (1,524)


Per unit of limited partnership interest:

Net asset value                                        $       96      $     519    $      407     $      435   $      446

Net investment loss                                           (21)           (20)          (19)           (25)         (20)

Net realized loss from investments                              -              -          (118)            (3)          (5)

Change in unrealized depreciation of investments             (402)           132           109             17         (109)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
              --------------------------------------------------------------

Liquidity and Capital Resources

As of December 31, 2002, the Partnership had $47,031 in an interest-bearing cash account. Interest earned on the Partnership's cash balances and other short-term investments for the years ended December 31, 2002, 2001 and 2000 totaled $2,743, $12,142, and $22,567, respectively. Interest earned from cash balances and short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in cash balances and amounts available for investment in short-term securities.

The Partnership has fully invested the net proceeds received from the offering of Units and will not make investments in new portfolio companies. However, the Partnership may make additional follow-on investments in existing portfolio companies, if required.

As of December 31, 2002, the Partnership's current liabilities of $114,641 included $76,304 due to the Management Company and $3,750 due to the remaining Independent General Partner. See Item 10 of Part III of this report. The amount due to the Management Company represents management fees that have been accrued and unpaid as of December 31, 2002. Funds needed to cover current liabilities, future follow-on investments, if any, and operating expenses will be obtained from current cash reserves and from proceeds from the sale of the Partnership's remaining portfolio investments.

The Partnership dissolved on December 31, 2002, as a result of the completion of the final extension of its term allowable by the Partnership Agreement. However, pursuant to the Partnership Agreement and Delaware Law, the Managing General Partner will continue to manage the Partnership though its date of liquidation (the "Liquidation Period"), which will occur when it has satisfied all liabilities and obligations to creditors and has sold, distributed or otherwise disposed of its investments in portfolio companies. As of December 31, 2002, the Partnership had three active portfolio investments with a fair value of $1,061,035.

Critical Accounting Policies and Estimates

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

The most significant accounting estimate affecting the Partnership's net asset value and results of operations is the determination of the estimated fair value of each of the Partnership's portfolio investments as of the end of each accounting period. The Partnership has adopted a valuation policy that has been approved by the Independent General Partners and has been consistently applied by the Managing General Partner since the inception of the Partnership. In particular, the valuation of the Partnership's privately-held securities requires estimates that could result in material differences to the fair value of such securities and the net asset value of the Partnership, if a market for such privately-held securities existed. The Partnership's valuation policy is more fully described in Note 2 of Notes to Financial Statements, included in
Part II, Item 8 of this report. As of December 31, 2002 and 2001, the financial statements include investments valued at $1,061,035 and $5,553,955, respectively, representing 98% and 94% of partners' capital, respectively. Such values have been estimated by the Managing General Partner, as described above, and do not necessarily represent the amounts that might ultimately be realized, since such amounts depend on future circumstances and cannot be determined until the individual investments are actually liquidated.

Results of Operations

For the years ended December 31, 2002, 2001 and 2000 the Partnership had a net realized loss from operations of $236,083, $217,970 and $1,877,487, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - The Partnership had no realized gains or losses from its portfolio investments for the years ended December 31, 2002 and 2001.

For the year ended December 31, 2000, the Partnership had a net realized loss of $1,667,334 from its portfolio investments. In January 2000, SER Systems AG completed its acquisition of EIS International, Inc. at $6.25 per share. The Partnership received $1,429,623 for its EIS shares, compared to a cost of $3,096,597, resulting in a realized loss of $1,667,334.

Investment Income (Loss) and Expenses - Net investment loss for the years ended December 31, 2002, 2001 and 2000 was $236,083, $217,970 and $210,153,
respectively.

The $18,113 unfavorable change in net investment loss for 2002 compared to 2001 resulted from a $17,759 decrease in investment income and a $354 increase in operating expenses. The decrease in investment income for 2002 is comprised of a $9,399 decrease in interest from a short-term investment as well as an $8,360 decrease in interest income from portfolio investments. The decrease in interest from short-term investments primarily resulted from a reduction in interest rates during 2002 as well as a reduction of idle cash balances held by the Partnership during 2002 as compared to 2001. The decrease in interest income from portfolio investments resulted from a decrease in interest rates during 2002, which reduced interest accruals on demand notes due from Inn-Room Systems, Inc. and Thunderbird Technologies, Inc. The small increase in operating expenses for 2002 compared to 2001 resulted from small increases in professional fees, mailing and printing fees and other expenses partially offset by a decline in the payments to the Independent General Partners.

The $7,817 unfavorable change in net investment loss for 2001 compared to 2000 resulted from a $7,492 decrease in investment income and a $325 increase in operating expenses. The decrease in investment income for 2001 is comprised of a $10,425 decrease in interest from short-term investments partially offset by a $2,933 increase in interest income from portfolio investments. The decrease in interest from short-term investments primarily resulted from a reduction in interest rates during 2001 as well as a reduction of idle cash balances held by the Partnership during 2001 as compared to 2000. The increase in interest income from portfolio investments primarily resulted from the additional promissory note of Thunderbird Technologies acquired by the Partnership in September 2000. The small increase in operating expenses for 2001 compared to 2000 resulted from small increases in professional fees partially offset by small declines in mailing and printing and other expenses.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The management fee for each of the years ended December 31, 2002, 2001 and 2000 was $150,000. To the extent possible, the management fee and other expenses incurred by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest received from short-term investments, interest and other income earned from portfolio investments and proceeds received from the sale of portfolio investments.

As discussed above, a result of the Partnership's dissolution, the Management Company will receive no additional management fees for any period after December 31, 2002. Additionally, the remaining Independent General Partner (see Item 10 of Part III of this report) will receive no additional fees for any period after December 31, 2002.

Changes in Unrealized Depreciation of Portfolio Investments - For the year ended December 31, 2002, the Partnership had a $4,557,920 unfavorable change in net unrealized depreciation of investments, resulting from the downward revaluation of its investments in Spectrix Corporation and Inn-Room Systems, Inc. of $4,429,645 and $128,275, respectively. The significant downward revaluation of the Partnership's investment in Spectrix Corporation as of December 31, 2002, primarily reflects the current business climate for technology companies and difficulty the company is facing raising additional equity capital to continue to execute its business plan, including the inability to raise additional bridge capital from existing shareholders, including the Partnership. As a result, the Managing General Partner is working with the company to complete the sale or acquisition of Spectrix. If successful, the Managing General Partner expects that given current market conditions, among other factors, a sale or acquisition of the company, if any, would be completed at a significantly reduced valuation than previously anticipated. Because of the substantial uncertainty regarding the possible sale of Spectrix and its continued viability, the General Partners reduced the fair value of the Partnership's investment in Spectrix by $2,976,430 on September 30, 2002 and have determined it prudent to further reduce such fair value by an additional $1,453,215 to a fair value of $100,000 as of December 31, 2002. There can be no certainty that the Partnership will ultimately realize the value of its remaining portfolio investments as estimated as of December 31, 2002.

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

Net Assets - Changes in net assets resulting from operations are comprised of
(1) net realized gain or loss from operations and (2) changes in net unrealized depreciation of portfolio investments.

As of December 31, 2002, the Partnership's net assets were $1,085,525, reflecting a decrease of $4,794,003 from net assets of $5,879,528 as of December 31, 2001. This decrease reflects the decrease in net assets resulting from operations, comprised of the $4,557,920 unfavorable change in net unrealized depreciation and the $236,083 net realized loss from operations for 2002.

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

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements included in Part II, in Item 8 of this report). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized depreciation of investments has been included as if it had been realized and allocated to the limited partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of December 31, 2002, 2001 and 2000 was $96, $519, and $407, respectively.

The Partnership had no contractual obligations or off balance sheet arrangements as of December 31, 2002.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. For these services, the Management Company received a management fee through December 31, 1999 at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum fee of $200,000 per annum. The Management Company voluntarily agreed to reduce the minimum management fee payable by the Partnership to $150,000 per annum, effective January 1, 2000, and received such fee through the Partnership's dissolution effective December 31, 2002. As a result of the Partnership's dissolution, the Management Company will receive no additional management fees after December 31, 2002. Management fees for the years ended December 31, 2002, 2001 and 2000 were $150,000, $150,000 and $150,000, respectively.

From inception of the Partnership to December 31, 1998, each of the Independent General Partners received an annual fee of $10,000 and $1,000 for each meeting of the Independent General Partners attended, plus out-of-pocket expenses. Effective January 1, 1999, the annual fee paid to each Independent General Partner was reduced to $5,000. Additionally, effective January 1, 2000, the Independent General Partners voluntarily waived all future meeting fees. As a result of the Partnership's dissolution, the remaining Independent General Partner will receive no additional fees after December 31, 2002. Independent General Partner fees for the years ended December 31, 2002, 2001 and 2000 were $11,250, $15,000 and $15,000, respectively.

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

The Partnership's portfolio investments had an aggregate fair value of $1,061,035 as of December 31, 2002. An assumed 10% decline from this December 31, 2002 fair value would result in a reduction to the fair value of such investments and an unrealized loss of $106,104.

The Partnership had no short-term investments as of December 31, 2002. Market risk relating to the Partnership's interest-bearing cash equivalents held as of December 31, 2002 is considered to be immaterial.

Item 8.       Financial Statements


                       WESTFORD TECHNOLOGY VENTURES, L.P.
                                      INDEX

Report of Independent Certified Public Accountants

Balance Sheets as of December 31, 2002 and 2001

Schedule of Portfolio Investments as of December 31, 2002

Schedule of Portfolio Investments as of December 31, 2001

Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Statements of Changes in Partners' Capital for the years ended December 31, 2002, 2001 and 2000

Notes to Financial Statements

NOTE - All schedules required by regulation S-X are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of
Westford Technology Ventures, L.P.
Newark, New Jersey

We have audited the accompanying balance sheets of Westford Technology Ventures, L.P. (the "Partnership"), including the schedule of portfolio investments, as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westford Technology Ventures, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 1, the Partnership dissolved on December 31, 2002 as a result of the completion of the final extension of its term allowable by the Partnership Agreement. However, pursuant to the Partnership Agreement and Delaware Law, the Managing General Partner will continue to manage the Partnership through its date of liquidation, which will occur when it has satisfied all liabilities and obligations to creditors and has sold, distributed or otherwise disposed of its investments in portfolio companies.

As explained in Note 2, the financial statements include investments valued at $1,061,035 and $5,553,955, as of December 31, 2002 and 2001, respectively, representing 98% and 94% of partners' capital, respectively. All investments are shown at fair market value, which have been estimated by the managing general partner in the absence of readily ascertainable market values and are no different than their liquidation basis. We have reviewed the procedures used by the managing general partner in arriving at its estimates of the fair value of such investments and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

BDO Seidman, LLP


New York, New York
April 11, 2003

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS
December 31,

                                                                                                 2002                2001
                                                                                            ---------------   -----------------

ASSETS

Portfolio investments at fair value (cost of $7,798,952 as of
    December 31, 2002 and $7,733,952 as of December 31, 2001)                               $     1,061,035    $      5,553,955
Cash and cash equivalents                                                                            47,031             489,710
Accrued interest receivable                                                                          92,100              80,803
                                                                                            ---------------    ----------------

TOTAL ASSETS                                                                                $     1,200,166    $      6,124,468
                                                                                            ===============    ================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                       $        34,587    $         36,136
Due to Management Company                                                                            76,304             201,304
Due to Independent General Partners                                                                   3,750               7,500
                                                                                            ---------------    ----------------
   Total liabilities                                                                                114,641             244,940
                                                                                            ---------------    ----------------

Partners' Capital:
Managing General Partner                                                                            240,564             240,575
Individual General Partners                                                                           2,659               2,743
Limited Partners (11,217 Units)                                                                   7,580,219           7,816,207
Unallocated net unrealized depreciation of investments                                           (6,737,917)         (2,179,997)
                                                                                            ---------------    ----------------
   Total partners' capital                                                                        1,085,525           5,879,528
                                                                                            ---------------    ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $     1,200,166    $      6,124,468
                                                                                            ===============    ================



See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2002

                                                                           Initial
                                                                         Investment
Investment Description                                                      Date                  Cost               Fair Value
-------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.*
Automated in-room vending units for the lodging industry
15,485 shares of Common Stock                                            Oct. 1989            $    1,320,349    $              0
Convertible Demand Note at prime plus 1%                                                             102,940              51,470
                                                                                              --------------    ----------------
                                                                                                   1,423,289              51,470
--------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*
Infrared data transfer technology for networks
60,547 shares of Series A Preferred Stock                                June 1989                   784,319                   0
2,216,626 shares of Series B Preferred Stock                                                       4,261,901              35,000
699,256 shares of Common Stock                                                                       354,878                   0
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 04/30/03                                                                      0                   0
8% Demand Notes                                                                                       65,000              65,000
                                                                                              --------------    ----------------
                                                                                                   5,466,098             100,000
--------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
Designer of high performance, low power integrated
   circuit products
788,796 shares of Series A Preferred Stock                               Oct. 1992                   788,796             788,796
Convertible Demand Notes at prime                                                                    120,769             120,769
                                                                                              --------------    ----------------
                                                                                                     909,565             909,565
--------------------------------------------------------------------------------------------------------------------------------

TOTAL PORTFOLIO INVESTMENTS                                                                   $    7,798,952    $      1,061,035
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







See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,

                                                                                 2002              2001               2000
                                                                           ---------------     --------------     -------------


INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                    $         2,743     $       12,142     $       22,567
   Interest and other income from portfolio investments                             11,743             20,103             17,170
                                                                           ---------------     --------------     --------------
     Total investment income                                                        14,486             32,245             39,737
                                                                           ---------------     --------------     --------------

   Expenses:
   Management fee                                                                  150,000            150,000            150,000
   Professional fees                                                                56,096             54,028             52,297
   Mailing and printing                                                             25,962             24,416             25,730
   Independent General Partners' fees                                               11,250             15,000             15,000
   Custody fees                                                                      6,200              6,000              6,025
   Other expenses                                                                    1,061                771                838
                                                                           ---------------     --------------     --------------
     Total expenses                                                                250,569            250,215            249,890
                                                                           ---------------     --------------     --------------

NET INVESTMENT LOSS                                                               (236,083)          (217,970)          (210,153)

Net realized loss from portfolio investments                                             -                  -         (1,667,334)
                                                                           ---------------     --------------     --------------

NET REALIZED LOSS FROM OPERATIONS                                                 (236,083)          (217,970)        (1,877,487)

Change in unrealized depreciation of investments                                (4,557,920)         1,488,216          1,551,346
                                                                           ---------------     --------------     --------------

NET (DECREASE) INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                               $    (4,794,003)    $    1,270,246     $     (326,141)
                                                                           ===============     ==============     ==============




See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

                                                                                2002              2001                 2000
                                                                          ---------------    ---------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net (decrease) increase in net assets resulting from operations           $    (4,794,003)   $     1,270,246      $    (326,141)
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to cash used for operating activities:
Net realized loss from investments                                                      -                  -          1,667,334
Change in unrealized depreciation of investments                                4,557,920         (1,488,216)        (1,551,346)
Increase in accrued interest and receivables                                      (11,297)           (18,902)           (18,853)
Decrease in payables, net                                                        (130,299)          (193,031)          (220,478)
                                                                          ---------------    ---------------      -------------
Cash used for operating activities                                               (377,679)          (429,903)          (449,484)
                                                                          ---------------    ---------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cost of portfolio investments purchased                                           (65,000)                 -            (60,769)
Proceeds from the sale of portfolio investments                                         -                  -          1,429,263
                                                                          ---------------    ---------------      -------------
Cash (used for) provided by investing activities                                  (65,000)                 -          1,368,494
                                                                          ---------------    ---------------      -------------

(Decrease) increase in cash and cash equivalents                                 (442,679)          (429,903)           919,010

Cash and cash equivalents at beginning of year                                    489,710            919,613                603
                                                                          ---------------    ---------------      -------------

CASH AND CASH EQUIVALENTS AT END OF
   YEAR                                                                   $        47,031    $       489,710      $     919,613
                                                                          ===============    ===============      =============



See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 2000, 2001 and 2002

                                                                                               Unallocated
                                             Managing      Individual                        Net Unrealized
                                              General        General          Limited         Depreciation
                                              Partner       Partners         Partners        of Investments          Total

Balance as of January 1, 2000            $    584,100      $    3,367    $     9,567,515     $   (5,219,559)    $     4,935,423

Net investment loss                             1,320             (75)          (211,398)                 -            (210,153)

Net realized loss from portfolio
   investments                               (346,669)           (471)        (1,320,194)                 -          (1,667,334)

Change in unrealized
   depreciation of investments                      -               -                  -          1,551,346           1,551,346
                                         ------------      ----------    ---------------    ---------------     ---------------

Balance as of December 31, 2000               238,751           2,821          8,035,923 (A)     (3,668,213)          4,609,282

Net investment loss                             1,824             (78)          (219,716)                 -            (217,970)

Change in unrealized
   depreciation of investments                      -               -                  -          1,488,216           1,488,216
                                         ------------      ----------    ---------------    ---------------     ---------------

Balance as of December 31, 2001               240,575           2,743          7,816,207 (A)     (2,179,997)          5,879,528

Net investment loss                               (11)            (84)          (235,988)                 -            (236,083)

Change in unrealized
   depreciation of investments                      -               -                  -         (4,557,920)         (4,557,920)
                                         ------------      ----------    ---------------    ---------------     ---------------

Balance as of December 31, 2002          $    240,564      $    2,659    $     7,580,219 (A) $   (6,737,917)    $     1,085,525
                                         ============      ==========    ===============     ==============     ===============


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, was $96, $519 and $407 as of December 31, 2002, 2001 and 2000, respectively.




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

The Partnership dissolved on December 31, 2002, as a result of the completion of the final extension of its term allowable by the Partnership Agreement. However, pursuant to the Partnership Agreement and Delaware Law, the Managing General Partner will continue to manage the Partnership though its date of liquidation (the "Liquidation Period"), which will occur when it has satisfied all liabilities and obligations to creditors and has sold, distributed or otherwise disposed of its investments in portfolio companies.

2.     Significant Accounting Policies

Valuation of Investments - Short-term investments are carried at amortized cost, which approximates market.

Portfolio investments are carried at fair value, as determined quarterly by the Managing General Partner under the supervision of the Individual General Partners. Publicly held portfolio securities are valued at the closing public market price on the valuation date discounted by a factor ranging from 0% to 50% for sales restrictions. Factors considered in the determination of an appropriate discount include, underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership either has a representative serving on the Board of Directors or is greater than a 10% shareholder, and other liquidity factors such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately held portfolio securities are valued at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted to reflect 1) meaningful third-party transactions in the private market or 2) significant progress or slippage in the development of the company's business such that cost is no longer reflective of fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments. All investments are shown at fair value, which have been estimated by the Managing General Partner in the absence of readily ascertainable market values and are no different than their estimated liquidation basis.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of approximately $6.7 million as of December 31, 2002, was recorded for financial statement purposes but has not been recognized for tax purposes. Additionally, from inception to December 31, 2002, other timing differences relating to the sale of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

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

4.     Related Party Transactions

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. For these services, the Management Company received a management fee through December 31, 1999 at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum fee of $200,000 per annum. The Management Company voluntarily agreed to reduce the minimum management fee payable by the Partnership to $150,000 per annum, effective January 1, 2000, and received such fee through the Partnership's dissolution effective December 31, 2002. As a result of the Partnership's dissolution, the Management Company will receive no additional management fees after December 31, 2002. Management fees for the years ended December 31, 2002, 2001 and 2000 were $150,000, $150,000 and $150,000, respectively.

From inception of the Partnership to December 31, 1998, each of the Independent General Partners received an annual fee of $10,000 and $1,000 for each meeting of the Independent General Partners attended, plus out-of-pocket expenses. Effective January 1, 1999, the annual fee paid to each Independent General Partner was reduced to $5,000. Additionally, effective January 1, 2000, the Independent General Partners voluntarily waived all future meeting fees. As a result of the Partnership's dissolution, the remaining Independent General Partner will receive no additional fees after December 31, 2002. Independent General Partner fees for the years ended December 31, 2002, 2001 and 2000 were $11,250, $15,000 and $15,000, respectively.

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

5.     Classification of Portfolio Investments

As of December 31, 2002 and 2001 the Partnership's portfolio investments were categorized as follows:

As of December 31, 2002:                                                                                     Percentage of
-----------------------
Investment Type                                            Cost                   Fair Value                  Net Assets*
---------------                                       ---------------           ---------------               -----------
Preferred Stock                                      $      5,835,016            $      823,796               75.89%
Common Stock                                                1,675,227                         0                0.00%
Debt Securities                                               288,709                   237,239               21.85%
                                                     ----------------            --------------               ------
Total                                                $      7,798,952            $    1,061,035               97.74%
                                                     ================            ==============               ======

Country/Geographic Region
Midwestern U.S.                                      $      6,889,387            $      151,470               13.95%
Eastern U.S.                                                  909,565                   909,565               83.79%
                                                     ----------------            --------------               ------
Total                                                $      7,798,952            $    1,061,035               97.74%
                                                     ================            ==============               ======

Industry
Wireless Communications                              $      5,466,098            $      100,000                9.21%
Vending Equipment                                           1,423,289                    51,470                4.74%
Semiconductors                                                909,565                   909,565               83.79%
                                                     ----------------            --------------               ------
Total                                                $      7,798,952            $    1,061,035               97.74%
                                                     ================            ==============               ======

As of December 31, 2001:                                                                                     Percentage of
-----------------------
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

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

6.     Quarterly Financial Information (Unaudited)

                                                                                   Net Increase
                                  Total                Net Realized              (Decrease) in Net
                               Investment                  Loss                  Assets Resulting
                                 Income              From Operations              From Operations
                            ---------------       ----------------------      ----------------------
2002
First Quarter                $      4,239           $         (58,982)            $        (58,982)
Second Quarter                      3,734                     (59,629)                     (59,629)
Third Quarter                       3,429                     (69,084)                  (3,045,514)
Fourth Quarter                      3,084                     (48,388)                  (1,629,878)

2001
First Quarter                $      9,607           $         (51,419)            $        (51,419)
Second Quarter                      8,696                     (55,913)                   1,432,303
Third Quarter                       7,675                     (66,580)                     (66,580)
Fourth Quarter                      6,267                     (44,058)                     (44,058)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
              ----------------------------------------------------------------

None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.
              --------------------------------------------------

The General Partners

The General Partners of the Partnership originally consisted of four individuals (the "Individual General Partners") and WTVI Co., L.P. (the "Managing General Partner" and together with the Individual General Partners; the "General Partners"). The General Partners are responsible for the management and administration of the Partnership. As required by the Investment Company Act of 1940 (the "1940 Act"), a majority of the General Partners were individuals who were not "interested persons" of the Partnership as defined in the 1940 Act. In 1987, the Securities and Exchange Commission (the "SEC") issued an order declaring that Robert Ames, George Weimer and Albert Bertocchi, the three Independent General Partners of the Partnership (the "Independent General Partners") were not "interested persons" of the Partnership as defined in the 1940 Act solely by reason of being general partners of the Partnership. Jeffrey Hamilton, an interested person as defined in the 1940 Act, is an Individual General Partner. Messrs. Ames and Weimer passed away during 2002, leaving Mr. Bertocchi as the remaining Independent General Partner as of December 31, 2002.

The Individual General Partners

The Individual General Partners have full authority over the management of the Partnership and provide overall guidance and supervision with respect to the operations of the Partnership and perform the various duties imposed on the directors of business development companies by the 1940 Act. In addition to general fiduciary duties, the Individual General Partners, among other things, supervise the management arrangements of the Partnership and supervise the activities of the Managing General Partner.

The following table presents certain information regarding the Individual General Partners, including their principal occupations during the past five years.

  Name, Age, Position with Partnership,      First Became a       Units of Partnership Owned
     Principal Occupation and Other         General Partner      Beneficially as of April 15,
            Directorships(1)                                               2003 (2)                Percent of Class (3)
------------------------------------------ -------------------- ------------------------------- ----------------------------

JEFFREY T. HAMILTON, 65, General                  1988                        0                              0
Partner, Hamilton Capital Management
Inc., President, Secretary and Director
since August 1987; Euclid Partners,
General Partner, September 1983-August
1987

ALFRED M. BERTOCCHI, 74, General                  1988                        0                              0
Partner; Senior Vice-President, Finance
and Administration (Retired), Digital
Equipment Corporation; Spectrix Corp.,
Director

All Individual General Partners as a                                          0                              0
Group

(1) Directorships include all directorships of companies required to report to the Securities and Exchange Commission (i.e., "public companies") or registered investment companies other than those administered or advised by the Partnership's investment adviser.

(2) Numbers include, where applicable, Units owned by a nominee's spouse or minor children or Units which were otherwise reported by the nominee as "beneficially owned" in the light of pertinent Securities and Exchange
       Commission rules.

(3) Percentage of Units outstanding on April 15, 2003. All Units are held with sole voting and investment power, except to the extent that such power may be shared by a family member or a Trustee of a family trust.

The Management Company

Hamilton Capital Management Inc. (the "Management Company"), is a Delaware corporation controlled by Jeffrey Hamilton, an Individual General Partner of the Partnership. The Management Company's office is located at 17 Academy Street, 5th Floor, Newark, New Jersey 07102. The Management Company also is the general partner of the Managing General Partner. The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership pursuant to the Management Agreement between the Partnership and the Management Company and has served as the management company for the Partnership since the Partnership commenced operations in 1988.

The following table sets forth information concerning the directors and officers of the Management Company. Information regarding Jeffrey T. Hamilton, the President, Secretary, sole stockholder and a director of the Management Company, is set forth above under Individual General Partners.

        Name, Age, Position with            First Became an       Units of Partnership Owned
  Management, Principal Occupation and         Officer or        Beneficially as of April 15,
         Other Directorships (1)                Director                   2003 (2)                 Percent of Class(3)
------------------------------------------ -------------------- ------------------------------- ----------------------------

L. LOUISE HAMILTON, 62, Director; Travel          1991                        0                              0
Consultant, retired (April 1984-1996)(2)

SUSAN J. TRAMMELL, 48, Treasurer and              1991                        3                        Less than 1%
Director; Former Associate, Westford
Technology Ventures, L.P.

(1) Directorships including directorships of companies required to report to the Securities and Exchange Commission (i.e., "public companies") or registered investment companies other than those administered or advised by the Partnership's investment adviser.

(2)    Ms. Hamilton is married to Mr. Hamilton.

The directors of the Management Company will serve as directors until the next annual meeting of stockholders and until their successors are elected and qualified. The officers of the Management Company will hold office until the next annual meeting of the Board of Directors of the Management Company and until their successors are elected and qualified.

The Managing General Partner

The Managing General Partner is a limited partnership organized on September 3, 1987 under the laws of the State of Delaware. The Managing General Partner maintains its principal office at 17 Academy Street, 5th Floor, Newark, New Jersey 07102. The Managing General Partner has acted as the managing general partner of the Partnership since September 3, 1987. The Managing General Partner is engaged in no other activities as of the date of this proxy statement.

The general partner of the Managing General Partner is the Management Company, and the limited partner of the Managing General Partner is Jeffrey T. Hamilton. Carl H. Janzen and Frederick H. Fruitman are retired limited partners of the Managing General Partner. Information concerning Mr. Hamilton is set forth above under "The Individual General Partners."

The Managing General Partner, subject to the supervision of the Individual General Partners, has exclusive power and authority to manage and control the Partnership's venture capital investments. Subject to the supervision of the Individual General Partners, the Managing General Partner is authorized to make all decisions regarding the Partnership's venture capital investment portfolio including, among other things, authority to find, evaluate, structure, monitor and liquidate such investments and to provide, or arrange for the provision of, managerial assistance to the portfolio companies in which the Partnership invests. The general partner of the Managing General Partner is Hamilton Capital Management Inc. (the "Management Company"), a Delaware corporation controlled by Jeffrey Hamilton, an Individual General Partner of the Partnership.

The Partnership Agreement obligates the Managing General Partner to contribute cash to the capital of the Partnership so that the Managing General Partner's capital contribution at all times will be equal to one percent (1%) of the aggregate capital contributions of all partners of the Partnership. The Managing General Partner has contributed $112,170 to the capital of the Partnership.

Item 11.      Executive Compensation.
              ----------------------

Compensation of the Independent General Partners - From inception of the Partnership to December 31, 1998, each of the Independent General Partners received an annual fee of $10,000 and $1,000 for each meeting of the Independent General Partners attended, plus out-of-pocket expenses. Effective January 1, 1999, the annual fee paid to each Independent General Partner was reduced to $5,000. Additionally, effective January 1, 2000, the Independent General Partners voluntarily waived all future meeting fees. For the years ended December 31, 2002, 2001 and 2000, the non-interested Individual General Partners of the Partnership as a group earned $11,250, $15,000 and $15,000, respectively. As a result of the Partnership's dissolution, the remaining Independent General Partner will receive no additional fees after December 31, 2002.

Management Fee - The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. For these services, the Management Company received a management fee through December 31, 1999 at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum fee of $200,000 per annum. The Management Company voluntarily agreed to reduce the minimum management fee payable by the Partnership to $150,000 per annum, effective January 1, 2000, and received such fee through the Partnership's dissolution effective December 31, 2002. Therefore, the Partnership incurred a management fee of $150,000 for each of the years ended December 31, 2002, 2001 and 2000. As a result of the Partnership's dissolution, the Management Company will receive no additional management fees after December 31, 2002.

The Management Company received payments totaling $275,000 during 2002 and was due $76,304 for fees earned and unpaid as of December 31, 2002.

The Management Company pays the compensation of Mr. Hamilton. The Management Company also furnishes at its own expense all necessary administrative services including office space, equipment, clerical personnel, investment advisory facilities and all executive and supervisory personnel necessary for managing the Partnership's investments, effecting the Partnership's portfolio transactions and, in general, administering its affairs.

The Management Company has arranged for Palmeri Fund Administrators, Inc., an independent administrative services company, to provide administrative services to the Partnership. Fees for such services are paid directly by the Management Company.

Allocations and Distributions - The profits and losses of the Partnership are determined and allocated as of the end of and within sixty days after the end of each fiscal year. The Managing General Partner is allocated, on a cumulative basis (i.e., the aggregate amounts of all gains and losses and not each gain or loss from each individual investment) over the life of the Partnership an amount equal to 20% of the excess of the Partnership's income and gains from venture capital investments ("Portfolio Profits") over the Partnership's losses on such investments ("Portfolio Losses"). The balance of the Portfolio Profits and Portfolio Losses of the Partnership, and all other Partnership income, gains and losses ("Non-Portfolio Income and Losses") is allocated to all of the partners of the Partnership (the "Partners") (including the Managing General Partner) in proportion to each Partner's respective capital contribution to the Partnership. The allocation of 20% of gains to the Managing General Partner applies only to Portfolio Gains because the Managing General Partner is only responsible for managing and controlling the venture capital investments of the Partnership and is not responsible for the money market investments. (As used in the description of the allocation and distribution provisions of the Partnership Agreement, a limited partner's capital contribution with respect to a Unit is equal to the contribution of the original purchaser of such Unit, regardless of whether such limited partner is the original purchaser.) Since the Managing General Partner will have contributed 1% of Partnership capital, its share of Non-Portfolio Income and Losses, and its share of the ongoing administrative expenses of the Partnership, which, over time, could represent a significant cost to the Partnership, is limited to 1%. The Managing General Partner's share of Portfolio Losses, to the extent they exceed Portfolio Gains, is also limited to 1%.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.
              --------------------------------------------------------------

Reference is made to Item 10 "The Individual General Partners" and "The Management Company" concerning information with respect to security ownership.

As of April 15, 2003, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. Ms. Trammell, the Treasurer and Director of the Management Company, owns 3 Units. The Individual General Partners, the directors and officers of the Management Company, and their affiliates, as a group own 3 Units, representing less than one percent of the total Units outstanding.

The Partnership is not aware of any arrangement that may, at a subsequent date, result in a change of control of the Partnership.

Item 13.      Certain Relationships and Related Transactions.
              ----------------------------------------------

Jeffrey T. Hamilton President, Secretary and a Director of the Management Company, and Louise M. Hamilton, Chairman of the Board of Directors of the Management Company, are husband and wife.

Item 14.      Controls and Procedures.
              -----------------------

We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our chief executive officer and chief financial officer have evaluated the effectiveness of our controls and procedures within 90 days of the filing of this annual report on Form 10-K. Based on their evaluation of such controls and procedures, our chief executive officer and chief financial officer believe such controls and procedures to be effective.

Additionally, there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K.
              -----------------------------------------------------------------

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

                99.1 Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002

                99.2 Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated on the 15th day of April 2003.


         WESTFORD TECHNOLOGY VENTURES, L.P.


By:      WTVI Co., L.P.
         its managing general partner


By:      Hamilton Capital Management Inc.
         its general partner

By:      /s/   Jeffrey T. Hamilton                                President, Secretary and Director (Principal
         -----------------------------------------------------
         Jeffrey T. Hamilton                                      Executive Officer and Principal Financial
                                                                  and Accounting Officer) of Hamilton Capital
                                                                  Management Inc. and Individual General
                                                                  Partner of Westford Technology Ventures, L.P.


By:      /s/   Susan J. Trammell                                  Treasurer and Director
         -----------------------------------------------------
         Susan J. Trammell                                        of Hamilton Capital Management Inc.



By:      /s/   Alfred M. Bertocchi                                Individual General Partner of
         -----------------------------------------------------
         Alfred M. Bertocchi                                      Westford Technology Ventures, L.P.



                                  Certification

         I, Jeffrey T. Hamilton, certify that:

1. I have reviewed this annual report on Form 10-K of Westford Technology Ventures, L.P. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly presents in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
         13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to me, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the Registrant's general partners:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







Date:  April 15, 2003

                             /s/ Jeffrey T. Hamilton
                             -----------------------------
                                 Jeffrey T. Hamilton
                                 President, Hamilton Capital Management, Inc.