Form 10-Q
period 2003-03-31
WESTFORD TECHNOLOGY VENTURES LP
filed 2003-05-15
CIK 821472

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

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
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  X          No
                                                 ------         ----------

Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 126-2 of the Act). Yes                No X
                                   -------            ---------

                        WESTFORD TECHNOLOGY VENTURES, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

              Balance Sheets as of March 31, 2003 (Unaudited) and December 31, 2002

              Schedule of Portfolio Investments as of March 31, 2003 (Unaudited)

              Statements of Operations for the Three Months Ended March 31, 2003 and 2002 (Unaudited)

              Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002 (Unaudited)

              Statement of Changes in Partners' Capital for the Three Months Ended March 31, 2003 (Unaudited)

              Notes to Financial Statements (Unaudited)

Item 2.       Management's Discussion and Analysis of Financial Condition and
             Results of Operations

Item 3.       Quantitative and Qualitative Disclosure about Market Risk

Item 4.       Controls and Procedures

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings

Item 2.       Changes in Securities

Item 3.       Defaults upon Senior Securities

Item 4.       Submission of Matters to a Vote of Security Holders

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

Signatures

Certification

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                       March 31, 2003       December 31,
                                                                                          (Unaudited)              2002

ASSETS

Portfolio investments at fair value (cost of $7,798,952 as of
   March 31, 2003 and December 31, 2002)                                              $     1,024,565         $     1,061,035
Cash and cash equivalents                                                                      11,167                  47,031
Accrued interest receivable                                                                    29,295                  92,100
                                                                                      ---------------         ---------------

TOTAL ASSETS                                                                          $     1,065,027         $     1,200,166
                                                                                      ===============         ===============


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                 $        24,629         $        34,587
Due to Management Company                                                                      76,304                  76,304
Due to Independent General Partners                                                             3,750                   3,750
                                                                                      ---------------         ---------------
   Total liabilities                                                                          104,683                 114,641
                                                                                      ---------------         ---------------

Partners' Capital:
Managing General Partner                                                                      227,253                 240,564
Individual General Partners                                                                     2,632                   2,659
Limited Partners (11,217 Units)                                                             7,504,846               7,580,219
Unallocated net unrealized depreciation of investments                                     (6,774,387)             (6,737,917)
                                                                                      ---------------         ---------------
   Total partners' capital                                                                    960,344               1,085,525
                                                                                      ---------------         ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $     1,065,027         $     1,200,166
                                                                                      ===============         ===============

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
March 31, 2003

                                                                           Initial
                                                                         Investment
Investment Description                                                      Date                 Cost              Fair Value
-----------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.*
Automated in-room vending units for the lodging industry
15,485 shares of Common Stock                                            Oct. 1989           $   1,320,349     $            0
Convertible Demand Note at prime plus 1%                                                           102,940             15,000
                                                                                             -------------      -------------
                                                                                                 1,423,289             15,000
-----------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*
Infrared data transfer technology for networks
60,547 shares of Series A Preferred Stock                                June 1989                 784,319                  0
2,216,626 shares of Series B Preferred Stock                                                     4,261,901             35,000
699,256 shares of Common Stock                                                                     354,878                  0
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 04/30/03                                                                    0                  0
8% Demand Notes                                                                                     65,000             65,000
                                                                                             -------------     --------------
                                                                                                 5,466,098            100,000
-----------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
Designer of high performance, low power integrated
   circuit products
788,796 shares of Series A Preferred Stock                               Oct. 1992                 788,796            788,796
Convertible Demand Notes at prime                                                                  120,769            120,769
                                                                                             -------------     --------------
                                                                                                   909,565            909,565
-----------------------------------------------------------------------------------------------------------------------------

TOTAL PORTFOLIO INVESTMENTS                                                                  $   7,798,952     $    1,024,565
                                                                                             =============     ==============



* May be deemed an affiliated person of the Partnership as defined by the Investment Company Act of 1940.





See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31,

                                                                                                 2003                2002
                                                                                            -------------      --------------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                                     $         78       $      1,198
   Interest income from portfolio investments                                                      1,283              3,041
   Reversal of interest income from portfolio investments                                        (64,070)                 -
                                                                                            ------------       ------------
   Total investment (loss) income                                                                (62,709)             4,239
                                                                                            ------------       ------------

   Expenses:
   Management fee                                                                                      -             37,500
   Professional fees                                                                              19,225             15,231
   Mailing and printing                                                                            4,609              5,200
   Independent General Partners' fees                                                                  -              3,750
   Other expenses                                                                                  2,168              1,540
                                                                                            ------------       ------------
   Total expenses                                                                                 26,002             63,221
                                                                                            ------------       ------------

NET INVESTMENT LOSS                                                                              (88,711)           (58,982)

Change in unrealized depreciation of investments                                                 (36,470)                 -
                                                                                            ------------       ------------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                                                $    (125,181)     $    (58,982)
                                                                                            =============      ============

See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31,


                                                                                               2003                  2002
                                                                                          ---------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net decrease in net assets from operations                                                $     (125,181)       $     (58,982)

Adjustments to reconcile net decrease in net assets from operations to cash used for operating activities:

Change in unrealized depreciation of investments                                                  36,470                    -
Decrease (increase) in accrued interest receivable                                                62,805               (2,933)
Decrease in accounts payables and accrued expenses                                                (9,958)             (26,369)
                                                                                          --------------        -------------
Cash used for operating activities                                                               (35,864)             (88,284)

Cash and cash equivalents at beginning of period                                                  47,031              489,710
                                                                                          --------------        -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $       11,167        $     401,426
                                                                                          ==============        =============



See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Three Months Ended March 31, 2003

                                                                                               Unallocated
                                             Managing      Individual                        Net Unrealized
                                              General        General          Limited         Depreciation
                                              Partner       Partners         Partners        of Investments          Total

Balance as of December 31, 2002          $    240,564      $    2,659    $    7,580,219 (A)  $   (6,737,917)    $   1,085,525

Net investment loss                           (13,311)            (27)          (75,373)                  -           (88,711)

Change in unrealized depreciation
     of investments                                 -               -                 -             (36,470)          (36,470)
                                         ------------      ----------    --------------      --------------     -------------

Balance as of March 31, 2003             $    227,253      $    2,632    $    7,504,846 (A)  $   (6,774,387)    $     960,344
                                         ============      ==========    ===============     ==============     =============


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, was $85 as of March 31, 2003 and $96 as of December 31, 2002.




See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.     Organization and Purpose

Westford Technology Ventures, L.P. (the "Partnership") is a Delaware limited partnership formed on September 3, 1987. WTVI Co., L.P., the managing general partner of the Partnership (the "Managing General Partner") and two individuals (the "Individual General Partners") are the general partners of the Partnership. Hamilton Capital Management Inc. (the "Management Company") is the general partner of the Managing General Partner and the management company of the Partnership. The Partnership began its principal operations on December 1, 1988.

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date the Partnership obtains an enforceable right to demand the securities or payment therefore. Realized gains and losses on investments sold are computed on a specific identification basis.

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of approximately $6.8 million as of March 31, 2003, was recorded for financial statement purposes but has not been recognized for tax purposes. Additionally, from inception to March 31, 2003, other timing differences relating to the sale of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

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

4.     Related Party Transactions

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. For these services, the Management Company received a management fee through December 31, 1999 at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum fee of $200,000 per annum. The Management Company voluntarily agreed to reduce the minimum management fee payable by the Partnership to $150,000 per annum, effective January 1, 2000, and received such fee through the Partnership's dissolution effective December 31, 2002. As a result of the Partnership's dissolution, the Management Company will receive no additional management fees other than amounts accrued and unpaid as of December 31, 2002 totaling $76,304.

From inception of the Partnership to December 31, 1998, each of the Independent General Partners received an annual fee of $10,000 and $1,000 for each meeting of the Independent General Partners attended, plus out-of-pocket expenses. Effective January 1, 1999, the annual fee paid to each Independent General Partner was reduced to $5,000 and, effective January 1, 2000, the Independent General Partners voluntarily waived all future meeting fees. As a result of the death of two of the Independent General Partners in 2002, the Partnership has only one Independent General Partner. As a result of the Partnership's dissolution, the remaining Independent General Partner will receive no additional fees other than amounts accrued and unpaid as of December 31, 2002 totaling $3,750.

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

5.     Classification of Portfolio Investments

As of March 31, 2003, the Partnership's portfolio investments were categorized as follows:

                                                                                                          Percentage of
Investment Type                                            Cost                   Fair Value               Net Assets*
---------------                                       ---------------           ---------------            -------------
Preferred Stock                                      $      5,835,016            $      823,796               85.78%
Common Stock                                                1,675,227                         0                0.00%
Debt Securities                                               288,709                   200,769               20.91%
                                                     ----------------            --------------             --------
Total                                                $      7,798,952            $    1,024,565              106.69%
                                                     ================            ==============             ========

Country/Geographic Region
Midwestern U.S.                                      $      6,889,387            $      115,000               11.97%
Eastern U.S.                                                  909,565                   909,565               94.72%
                                                     ----------------            --------------             --------
Total                                                $      7,798,952            $    1,024,565              106.69%
                                                     ================            ==============             ========

Industry
Wireless Communications                              $      5,466,098            $      100,000               10.41%
Vending Equipment                                           1,423,289                    15,000                1.56%
Semiconductors                                                909,565                   909,565               94.72%
                                                     ----------------            --------------             --------
Total                                                $      7,798,952            $    1,024,565              106.69%
                                                     ================            ==============             ========

* Represents fair value as a percentage of net assets.

6.     Interim Financial Statements

The interim financial data as of March 31, 2003 and for the three months ended March 31, 2003 is unaudited and prepared in accordance with GAAP for interim financial information and in accordance with the requirements of Form 10-Q. In the opinion of Partnership, the interim data includes all adjustments consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in our annual report on Form 10K for the year ended December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              ----------------------------------------------------------------

Liquidity and Capital Resources

The Partnership dissolved on December 31, 2002, as a result of the completion of the final extension of its term allowable by the Partnership Agreement. However, pursuant to the Partnership Agreement and Delaware Law, the Managing General Partner will continue to manage the Partnership though its date of liquidation (the "Liquidation Period"), which will occur when it has satisfied all liabilities and obligations to creditors and has sold, distributed or otherwise disposed of its investments in portfolio companies. The Partnership is pursuing the liquidation of its remaining portfolio investments as soon as practicable.

As of March 31, 2003, the Partnership held $11,167 in an interest-bearing cash account. The Partnership earned $78 of interest from such cash account for the three months ended March 31, 2003. Interest earned from such cash balances in future periods is subject to fluctuations in short-term interest rates and changes in the amount of such cash balances.

As of March 31, 2003, the Partnership's current liabilities of $104,683, including $76,304 due to the Management Company and $3,750 due to the Independent General Partner, exceeded the current cash balance of $11,167. Funds needed to cover the Partnership's current liabilities and future operating expenses are expected to be obtained from existing cash reserves and proceeds from the sale of the Partnership's remaining portfolio investments. As of March 31, 2003, the Partnership had three remaining portfolio investments with a fair value of $1,024,565. As of March 31, 2003, the Partnership also had accrued interest receivable of $29,277 relating to demand notes due from Thunderbird Technologies, Inc.

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

The most significant accounting estimate affecting the Partnership's net asset value and results of operations is the determination of the estimated fair value of each of the Partnership's portfolio investments as of the end of each accounting period. The Partnership has adopted a valuation policy that has been approved by the Independent General Partners and has been consistently applied by the Managing General Partner since the inception of the Partnership. In particular, the valuation of the Partnership's privately-held securities requires estimates that could result in material differences to the fair value of such securities and the net asset value of the Partnership, if a market for such privately-held securities existed. The Partnership's valuation policy is more fully described in Note 2 of Notes to Financial Statements, included in
Part I, Item 1 of this report. As of March 31, 2003, the financial statements include investments valued at $1,024,565, respectively, representing 106.69% of partners' capital. Such values have been estimated by the Managing General Partner, as described above, and do not necessarily represent the amounts that might ultimately be realized, since such amounts depend on future circumstances and cannot be determined until the individual investments are actually liquidated.

Results of Operations

Investment Income and Expenses - Net investment loss for the three months ended March 31, 2003 and 2002 was $88,711 and $58,982, respectively. The unfavorable change in net investment loss resulted from a $66,948 decrease in investment income offset by a $37,219 reduction in operating expenses for the 2003 period as compared to the same period in 2002. The decrease in investment income is comprised of a $65,828 decrease in interest income from portfolio investments and a $1,120 decrease in interest from short-term investments. The decrease in interest income from portfolio investments primarily resulted from the write-off, as of March 31, 2003, of $64,070 of accrued interest receivable relating to demand notes due from Inn-Room Systems, Inc. The decrease in interest from short-term investments primarily resulted from a reduction of idle cash balances held by the Partnership during the 2003 period as compared to the same period in 2002. The decrease in operating expenses for the 2003 period compared to the same period in 2002 primarily resulted from the elimination of the management fee and fees paid to the Independent General Partner, as discussed below.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. For these services, the Management Company received a management fee through December 31, 1999 at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum fee of $200,000 per annum. The Management Company voluntarily agreed to reduce the minimum management fee payable by the Partnership to $150,000 per annum, effective January 1, 2000, and received such fee through the Partnership's dissolution effective December 31, 2002. As a result of the Partnership's dissolution, the Management Company will receive no additional management fees other than amounts accrued and unpaid as of December 31, 2002 totaling $76,304. As a result, the management fee was $0 and $37,500 for the three months ended March 31, 2003 and 2002, respectively.

From inception of the Partnership to December 31, 1998, each of the Independent General Partners received an annual fee of $10,000 and $1,000 for each meeting of the Independent General Partners attended, plus out-of-pocket expenses. Effective January 1, 1999, the annual fee paid to each Independent General Partner was reduced to $5,000 and, effective January 1, 2000, the Independent General Partners voluntarily waived all future meeting fees. As a result of the death of two of the Independent General Partners in 2002, the Partnership has only one Independent General Partner. As a result of the Partnership's dissolution, the remaining Independent General Partner will receive no additional fees other than amounts accrued and unpaid as of December 31, 2002 totaling $3,750.

To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest received from short-term investments, interest and other income received from portfolio investments and proceeds received from the sale of portfolio investments.

Change in Unrealized Depreciation of Portfolio Investments - For the three months ended March 31, 2003, the Partnership had a $36,470 unfavorable change in net unrealized depreciation of investments, resulting from the downward revaluation of its investment in Inn-Room Systems, Inc. to $15,000 as of March 31, 2003. Such estimated fair value reflects the estimated sale proceeds from a recent offer to acquire the Partnership's investment in Inn-Room Systems, Inc. from the company's majority shareholder. The Partnership had no changes to the unrealized depreciation of its portfolio investments for the three months ended March 31, 2002.

Net Assets - As of March 31, 2003, the Partnership's net assets were $960,344, as compared to net assets of $1,085,525 as of December 31, 2002. The decrease in nets assets represents the $88,711 net investment loss and the $36,470 unfavorable change in net unrealized depreciation of investments for the three months ended March 31, 2003.

As of March 31, 2002, the Partnership's net assets were $5,820,546, as compared to net assets of $5,879,528 as of December 31, 2001. The decrease in nets assets represents the $58,982 net investment loss for the three months ended March 31, 2002.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements in Part I, Item 1). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of March 31, 2003 and December 31, 2002 was $85 and $96, respectively.

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

The Partnership's portfolio investments had an aggregate fair value of $1,024,565 as of March 31, 2003. An assumed 10% decline from this fair value would result in a reduction to the fair value of such investments and a corresponding unrealized loss of $102,457.

The Partnership had no short-term investments as of March 31, 2003. Market risk relating to the Partnership's interest-bearing cash equivalents held as of March 31, 2003 is considered to be immaterial.

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

None.

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



Date:         May 15, 2003

                                  Certification

         I, Jeffrey T. Hamilton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Westford Technology Ventures, L.P. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
         13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to me, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the Registrant's general partners:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







Date:  May 15, 2003

                             /s/ Jeffrey T. Hamilton
                             -----------------------
                             Jeffrey T. Hamilton
                             President
                             Hamilton Capital Management, Inc.