Form 10-Q
period 2003-06-30
WESTFORD TECHNOLOGY VENTURES LP
filed 2003-08-12
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

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

                       WESTFORD TECHNOLOGY VENTURES, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

              Balance Sheets as of June 30, 2003 (Unaudited) and December 31,
              2002

              Schedule of Portfolio Investments as of June 30, 2003 (Unaudited)

              Statements of Operations for the Three and Six Months Ended June 30, 2003 and 2002 (Unaudited)

              Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002 (Unaudited)

              Statement of Changes in Partners' Capital for the Six Months Ended June 30, 2003 (Unaudited)

              Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.       Quantitative and Qualitative Disclosure about Market Risk

Item. 4.      Controls and Procedures

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

Signatures

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS
June 30, 2003 (Unaudited) and December 31, 2002

                                                                                            June 30, 2003      December 31,
                                                                                             (Unaudited)             2002
ASSETS

Portfolio investments at fair value (cost of $7,798,952 as of
   June 30, 2003 and December 31, 2002                                                      $     1,024,565    $      1,061,035
Cash and cash equivalents                                                                             3,818              47,031
Accrued interest receivable                                                                          30,563              92,100
                                                                                            ---------------    ----------------

TOTAL ASSETS                                                                                $     1,058,946    $      1,200,166
                                                                                            ===============    ================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                       $        41,358    $         34,587
Due to Management Company                                                                            76,304              76,304
Due to Independent General Partners                                                                   3,750               3,750
                                                                                            ---------------    ----------------
   Total liabilities                                                                                121,412             114,641
                                                                                            ---------------    ----------------

Partners' Capital:
Managing General Partner                                                                            227,281             240,564
Individual General Partners                                                                           2,624               2,659
Limited Partners (11,217 Units)                                                                   7,482,016           7,580,219
Unallocated net unrealized depreciation of investments                                           (6,774,387)         (6,737,917)
                                                                                            ---------------    ----------------
   Total partners' capital                                                                          937,534           1,085,525
                                                                                            ---------------    ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $     1,058,946    $      1,200,166
                                                                                            ===============    ================



See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
June 30, 2003

                                                                           Initial
                                                                         Investment
Investment Description                                                      Date                  Cost               Fair Value
-------------------------------------------------------------------------------------------------------------------------------
Inn-Room Systems, Inc.*
Automated in-room vending units for the lodging industry
15,485 shares of Common Stock                                            Oct. 1989            $    1,320,349    $              0
Convertible Demand Note at prime plus 1%                                                             102,940              15,000
                                                                                              --------------    ----------------
                                                                                                   1,423,289              15,000
--------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation*
Infrared data transfer technology for networks
60,547 shares of Series A Preferred Stock                                June 1989                   784,319                   0
2,216,626 shares of Series B Preferred Stock                                                       4,261,901              35,000
699,256 shares of Common Stock                                                                       354,878                   0
Warrants to purchase 50,000 shares of Common Stock at
   $4.00 per share, expiring 04/30/03                                                                      0                   0
8% Demand Notes                                                                                       65,000              65,000
                                                                                              --------------    ----------------
                                                                                                   5,466,098             100,000
--------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.
Designer of high performance, low power integrated
   circuit products
788,796 shares of Series A Preferred Stock                               Oct. 1992                   788,796             788,796
Convertible Demand Notes at prime                                                                    120,769             120,769
                                                                                              --------------    ----------------
                                                                                                     909,565             909,565
--------------------------------------------------------------------------------------------------------------------------------

TOTAL PORTFOLIO INVESTMENTS                                                                   $    7,798,952    $      1,024,565
                                                                                              ==============    ================



* May be deemed an affiliated person of the Partnership as defined by the Investment Company Act of 1940.





See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Six Months Ended June 30, 2003 and 2002



                                                                         Three Months Ended                  Six Months Ended
                                                                              June 30,                          June 30,
                                                                        2003            2002             2003            2002
                                                                   --------------   ------------    --------------   ------------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                            $        15     $         819   $          93    $        2,017
   Interest income from portfolio investments                            1,283             2,915           2,566             5,956
   Reversal of interest income from portfolio investments                    -                 -         (64,070)                -
                                                                   -----------     -------------   -------------    --------------
   Totals                                                                1,298             3,734         (61,411)            7,973
                                                                   -----------     -------------   -------------    --------------

   Expenses:
   Management fee                                                            -            37,500               -            75,000
   Professional fees                                                    17,689            16,563          36,914            31,794
   Mailing and printing                                                  4,919             4,000           9,528             9,200
   Independent General Partners' fees                                        -             3,750               -             7,500
   Other expenses                                                        1,500             1,550           3,668             3,090
                                                                   -----------     -------------   -------------    --------------
   Totals                                                               24,108            63,363          50,110           126,584
                                                                   -----------     -------------   -------------    --------------

NET INVESTMENT LOSS                                                    (22,810)          (59,629)       (111,521)         (118,611)

Change in unrealized depreciation of investments                             -                 -         (36,470)                -
                                                                   -----------     -------------   -------------    --------------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                       $   (22,810)    $     (59,629)  $    (147,991)   $     (118,611)
                                                                   ===========     =============   =============    ==============



See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30,


                                                                                                  2003                 2002
                                                                                             ---------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net decrease in net assets from operations                                                   $     (147,991)      $     (118,611)

Adjustments to reconcile net investment loss to cash used for operating activities:

Change in unrealized depreciation of investments                                                     36,470                    -
Decrease (increase) in accrued interest and receivables                                              61,537               (5,698)
Increase (decrease) in payables, net                                                                  6,771              (73,990)
                                                                                             --------------       --------------
Cash used for operating activities                                                                  (43,213)            (198,299)
                                                                                             --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of portfolio investments                                                                         -              (40,000)
                                                                                             --------------       --------------

Decrease in cash and cash equivalents                                                               (43,213)            (238,299)

Cash and cash equivalents at beginning of period                                                     47,031              489,710
                                                                                             --------------       --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $        3,818       $      251,411
                                                                                             ==============       ==============



See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Six Months Ended June 30, 2003


                                                                                               Unallocated
                                             Managing      Individual                        Net Unrealized
                                              General        General          Limited         Depreciation
                                              Partner       Partners         Partners        of Investments          Total

Balance as of December 31, 2002          $    240,564      $    2,659    $     7,580,219 (A) $   (6,737,917)    $     1,085,525

Net investment loss                          (13,283)           (35)             (98,203)                 -           (111,521)

Change in unrealized depreciation
    of investments                                 -              -                    -            (36,470)           (36,470)
                                        ------------      ---------      ---------------    ---------------    ---------------

Balance as of June 30, 2003             $    227,281      $   2,624      $     7,482,016(A) $    (6,774,387)   $        937,534
                                        ============     ==========      ===============    ===============    ================

(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, was $83 as of June 30, 2003 and $96 as of December 31, 2002.




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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of approximately $6.8 million as of June 30, 2003, was recorded for financial statement purposes but has not been recognized for tax purposes. Additionally, from inception to June 30, 2003, other timing differences relating to the sale of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

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

4.     Related Party Transactions

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. For these services, the Management Company received a management fee through December 31, 1999 at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum fee of $200,000 per annum. The Management Company voluntarily agreed to reduce the minimum management fee payable by the Partnership to $150,000 per annum, effective January 1, 2000, and received such fee through the Partnership's dissolution effective December 31, 2002. As a result of the Partnership's dissolution, the Management Company will receive no additional management fees other than amounts accrued and unpaid as of June 30, 2003 totaling $76,304.

From inception of the Partnership to December 31, 1998, each of the Independent General Partners received an annual fee of $10,000 and $1,000 for each meeting of the Independent General Partners attended, plus out-of-pocket expenses. Effective January 1, 1999, the annual fee paid to each Independent General Partner was reduced to $5,000 and, effective January 1, 2000, the Independent General Partners voluntarily waived all future meeting fees. As a result of the death of two of the Independent General Partners in 2002, the Partnership has only one Independent General Partner. As a result of the Partnership's dissolution, the remaining Independent General Partner will receive no additional fees other than amounts accrued and unpaid as of June 30, 2003 totaling $3,750.

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

5.     Classification of Portfolio Investments

As of June 30, 2003, the Partnership's portfolio investments were categorized as follows:

                                                                                                          Percentage of
Investment Type                                            Cost                   Fair Value               Net Assets*
---------------                                       ---------------           ---------------            -------------
Preferred Stock                                      $      5,835,016            $      823,796               87.87%
Common Stock                                                1,675,227                         0                0.00%
Debt Securities                                               288,709                   200,769               21.41%
                                                     ----------------            --------------             --------
Total                                                $      7,798,952            $    1,024,565              109.28%
                                                     ================            ==============             ========

Country/Geographic Region
Midwestern U.S.                                      $      6,889,387            $      115,000               12.27%
Eastern U.S.                                                  909,565                   909,565               97.01%
                                                     ----------------            --------------             --------
Total                                                $      7,798,952            $    1,024,565              109.28%
                                                     ================            ==============             ========

Industry
Wireless Communications                              $      5,466,098            $      100,000               10.67%
Vending Equipment                                           1,423,289                    15,000                1.60%
Semiconductors                                                909,565                   909,565               97.01%
                                                     ----------------            --------------             --------
Total                                                $      7,798,952            $    1,024,565              109.28%
                                                     ================            ==============             ========

* Represents fair value as a percentage of net assets.

6.     Interim Financial Statements

The interim financial data as of June 30, 2003 and for the six months ended June 30, 2003 is unaudited and prepared in accordance with GAAP for interim financial information and in accordance with the requirements of Form 10-Q. In the opinion of Partnership, the interim data includes all adjustments consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in our annual report on Form 10K for the year ended December 31, 2002.

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

As of June 30, 2003, the Partnership held $3,818 in an interest-bearing cash account. The Partnership earned $15 and $93 of interest from such cash account for the three and six months ended June 30, 2003. Interest earned from the Partnership's cash balances and short-term investments, if any, in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

As of June 30, 2003, the Partnership's current liabilities of $121,412, including $76,304 due to the Management Company and $3,750 due to the Independent General Partner, exceeded the current cash balance of $3,818. Funds needed to cover the Partnership's current liabilities, and future operating expenses are expected to be obtained from existing cash reserves and proceeds from the sale of the Partnership's remaining portfolio investments. As of June 30, 2003, the Partnership had three remaining portfolio investments with an estimated fair value of $1,024,565, as well as an accrued interest receivable of $30,560 relating to demand notes due from Thunderbird Technologies, Inc.

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

The most significant accounting estimate affecting the Partnership's net asset value and results of operations is the determination of the estimated fair value of each of the Partnership's portfolio investments as of the end of each accounting period. The Partnership has adopted a valuation policy that has been approved by the Independent General Partners and has been consistently applied by the Managing General Partner since the inception of the Partnership. In particular, the valuation of the Partnership's privately-held securities requires estimates that could result in material differences to the fair value of such securities and the net asset value of the Partnership, if a market for such privately-held securities existed. The Partnership's valuation policy is more fully described in Note 2 of Notes to Financial Statements, included in
Part I, Item 1 of this report. As of June 30, 2003, the financial statements include investments valued at $1,024,565, respectively, representing 109.28% of partners' capital. Such values have been estimated by the Managing General Partner, as described above, and do not necessarily represent the amounts that might ultimately be realized, since such amounts depend on future circumstances and cannot be determined until the individual investments are actually liquidated.

Results of Operations

Investment Income and Expenses - Net investment loss for the three months ended June 30, 2003 and 2002 was $22,810 and $59,629, respectively. The favorable change in net investment loss for the 2003 period as compared to the same period in 2002 resulted from a $39,255 reduction in operating expenses partially offset by a $2,436 decrease in investment income. The decrease in operating expenses for the 2003 period compared to the same period in 2002 primarily resulted from the elimination of the management fee and fees paid to the Independent General Partner, as discussed below. The decrease in investment income included 1) a decrease in short-term interest income due to a reduction of the idle cash balances held by the Partnership as well as a reduction in interest rates during the three months ended June 30, 2003 compared to the same period in 2002 and 2) a decrease in interest income from portfolio investments due to the discontinuance of accrued interest on the demand note due from Inn-Room Systems, Inc., as discussed below.

Net investment loss for the six months ended June 30, 2003 and 2002 was $111,521 and $118,611, respectively. The favorable change in net investment loss for the 2003 period as compared to the same period in 2002 is comprised of a $76,474 decrease in operating expenses offset by a $69,384 decrease in investment income. The decrease in investment income is comprised of a $67,460 decrease in interest income from portfolio investments and a $1,924 decrease in interest from short-term investments. The decrease in interest income from portfolio investments primarily resulted from the write-off, as of March 31, 2003, of $64,070 of accrued interest receivable relating to the demand note due from Inn-Room Systems, Inc. and the discontinuance of further interest accruals on such note. The decrease in interest from short-term investments primarily resulted from a reduction of idle cash balances held by the Partnership and a reduction in interest rates during the 2003 period as compared to the same period in 2002.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. For these services, the Management Company received a management fee through December 31, 1999 at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum fee of $200,000 per annum. However, the Management Company voluntarily agreed to reduce the minimum management fee payable by the Partnership to $150,000 per annum, effective January 1, 2000, and received such fee through the Partnership's dissolution effective December 31, 2002. Additionally, as a result of the Partnership's dissolution, the Management Company will receive no additional management fees other than amounts accrued and unpaid as of June 30, 2003 totaling $76,304. As a result, the management fee was $0 and $75,000 for the six months ended June 30, 2003 and 2002, respectively.

From inception of the Partnership to December 31, 1998, each of the Independent General Partners received an annual fee of $10,000 and $1,000 for each meeting of the Independent General Partners attended, plus out-of-pocket expenses. Effective January 1, 1999, the annual fee paid to each Independent General Partner was reduced to $5,000 and, effective January 1, 2000, the Independent General Partners voluntarily waived all future meeting fees. As a result of the death of two of the Independent General Partners in 2002, the Partnership has only one Independent General Partner. As a result of the Partnership's dissolution, the remaining Independent General Partner will receive no additional fees other than amounts accrued and unpaid as of June 30, 2003 totaling $3,750.

To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest received from short-term investments, income earned from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Depreciation of Portfolio Investments - The Partnership had no changes to the unrealized depreciation of its portfolio investments for the three months ended June 30, 2003. For the six months ended June 30, 2003, the Partnership had a $36,470 unfavorable change in net unrealized depreciation of investments, resulting from the downward revaluation of its investment in Inn-Room Systems, Inc. to $15,000. Such estimated fair value reflects the estimated sale proceeds from a recent offer to acquire the Partnership's investment in Inn-Room Systems, Inc. from the company's majority shareholder. Such transaction had not been consummated as of the date of this report.

Net Assets - As of June 30, 2003, the Partnership's net assets were $937,534 as compared to net assets of $1,085,525 as of December 31, 2002. This decrease in net assets represents the $111,521 net investment loss and the $36,470 unfavorable change in net unrealized depreciation of investments for the six months ended June 30, 2003.

As of June 30, 2002, the Partnership's net assets were $5,760,917 as compared to net assets of $5,879,528 as of December 31, 2001. This reduced net asset value represents the $118,611 net investment loss for the six months ended June 30, 2002.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of June 30, 2003 and December 31, 2002 was $83 and $96, respectively.

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

The Partnership's portfolio investments had an aggregate fair value of $1,024,565 as of June 30, 2003. An assumed 10% decline from this fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and a corresponding unrealized loss of $102,457.

The Partnership had no short-term investments as of June 30, 2003. Market risk relating to the Partnership's interest-bearing cash equivalents held as of June 30, 2003 is considered to be immaterial.

Item 4.       Controls and Procedures.

The Registrant has established disclosure controls and procedures to ensure that material information is made known to Jeffrey Hamilton, the Chief Executive Officer and the Chief Financial Officer of the Registrant, by others involved with the activities of the Registrant during the preparation of the Registrant's periodic reports. The Registrant maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Registrant's filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Registrant's Chief Executive Officer and Chief Financial Officer have evaluated, with the participation of the Registrant's management, the effectiveness of the Registrant's disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures are effective.


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

None.

Item 5.       Other Information.

None.

Item 6.       Exhibits and Reports on Form 8-K.


     1. Exhibits:
            a) 31.1 Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            c) 32.1 Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            d) 32.2 Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     2. Reports on Form 8-K:

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


Date:         August 12, 2003