Form 10-Q
period 2003-09-30
WESTFORD TECHNOLOGY VENTURES LP
filed 2003-11-19
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

                       WESTFORD TECHNOLOGY VENTURES, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

              Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002

              Schedule of Portfolio Investments as of September 30, 2003 (Unaudited)

              Statements of Operations for the Three and Nine Months Ended September 30, 2003 and 2002 (Unaudited)

              Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)

              Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 2003 (Unaudited)

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

Signatures

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
BALANCE SHEETS

                                                                                             September 30,
                                                                                                 2003
December 31,
                                                                                              (Unaudited)            2002

ASSETS

Portfolio investments at fair value (cost of $1,409,565 as of
    September 30, 2003 and $7,798,952 as of December 31, 2002)                              $       288,314           1,061,035
Cash and cash equivalents                                                                             8,914              47,031
Accrued interest receivable                                                                               4              92,100
                                                                                            ---------------    ----------------

TOTAL ASSETS                                                                                $       297,232    $      1,200,166
                                                                                            ===============    ================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                       $        42,625    $         34,587
Due to Management Company                                                                            76,304              76,304
Due to Independent General Partners                                                                   3,750               3,750
                                                                                            ---------------    ----------------
   Total liabilities                                                                                122,679             114,641
                                                                                            ---------------    ----------------

Partners' Capital:
Managing General Partner                                                                             12,825             240,564
Individual General Partners                                                                             457               2,659
Limited Partners (11,217 Units)                                                                   1,282,522           7,580,219
Unallocated net unrealized depreciation of investments                                           (1,121,251)         (6,737,917)
                                                                                            ---------------    ----------------
   Total partners' capital                                                                          174,553           1,085,525
                                                                                            ---------------    ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $       297,232    $      1,200,166
                                                                                            ===============    ================


See notes to financial statements.


WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
September 30, 2003

                                                                           Initial
                                                                         Investment
Investment Description                                                      Date                  Cost               Fair Value
Spectrix Corporation* (a)
Infrared data transfer technology for networks
2,216,626 shares of Series B Preferred Stock                             Nov. 1989               $   435,000           $  35,000
8% Demand Notes                                                                                       65,000              65,000
                                                                                                   ---------         -----------
                                                                                                     500,000             100,000
--------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.* (b)
Designer of high performance, low power integrated
   circuit products
788,796 shares of Series A Preferred Stock                               Oct. 1992                   788,796               2,324
Convertible Demand Notes at Prime                                                                    120,769             185,990
                                                                                                   ---------         -----------
                                                                                                     909,565             188,314
--------------------------------------------------------------------------------------------------------------------------------

TOTAL PORTFOLIO INVESTMENTS (c)                                                                  $ 1,409,565          $  288,314
                                                                                                 ===========         ===========


(a) On September 30, 2003, the Partnership wrote-off $4,966,098 of the $5,466,098 cost of its investment in Spectrix Corporation, realizing a net loss of $4,966,098.

(b) Subsequent to the end of the quarter, in November 2003, the Management Company made a $7,500 non-interest bearing advance to the Partnership and the Partnership completed a follow-on financing in Thunderbird Technologies, Inc., acquiring 20,926,339 shares of the company's Series C preferred stock. In connection with the financing, face value of the Partnership's demand notes due from the company were exchanged for shares of Series B preferred stock and the related interest on such notes was waived. As a result, the Partnership wrote-off the accrued interest on such notes of $30,560 as of September 30, 2003.

(c) In September 2003, the Partnership sold its holdings of Inn-Room Systems, Inc. for $15,000, realizing a loss of $1,408,289.

* May be deemed an affiliated person of the Partnership as defined by the Investment Company Act of 1940.






See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF OPERATIONS (Unaudited)


                                                                         Three Months Ended               Nine Months Ended
                                                                            September 30,                   September 30,
                                                                        2003             2002           2003            2002
                                                                   --------------   -------------   --------------   ------------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                           $            8  $           514  $         101          $  2,531
   Interest income from portfolio investments                                  -            2,915              -             8,871
   Reversal of interest income from portfolio investments                (30,560)               -        (92,064)                -
                                                                  --------------  ---------------  -------------   ---------------
   Total investment (loss) income                                        (30,552)           3,429        (91,963)           11,402
                                                                  --------------  ---------------  -------------   ---------------

   Expenses:
   Management fee                                                              -           37,500              -           112,500
   Professional fees                                                       8,186           15,182         45,100            46,976
   Mailing and printing                                                    1,192           15,404         10,720            24,604
   Independent General Partners' fees                                          -            2,500              -            10,000
   Other expenses                                                          1,800            1,927          5,468             5,017
                                                                  --------------  ---------------  -------------   ---------------
   Total expenses                                                         11,178           72,513         61,288           199,097
                                                                  --------------  ---------------  -------------   ---------------

NET INVESTMENT LOSS                                                      (41,730)         (69,084)      (153,251)         (187,695)

Realized loss from portfolio investments                              (6,374,387)               -     (6,374,387)                -
                                                                  --------------  ---------------  -------------   ---------------

NET REALIZED LOSS FROM OPERATIONS                                     (6,416,117)               -     (6,527,638)                -

Change in unrealized depreciation of investments                       5,653,136       (2,976,430)     5,616,666        (2,976,430)
                                                                  --------------  ---------------  -------------   ---------------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                      $     (762,981) $    (3,045,514) $    (910,972)    $  (3,164,125)
                                                                  ==============  ===============  =============   ===============



See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30,

                                                                                                 2003                  2002
                                                                                            ----------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net decrease in net assets from operations                                                   $     (910,972)    $     (3,164,125)

Adjustments to reconcile net decrease in net assets from operations to cash used for operating activities:
Realized loss from portfolio investments                                                          6,374,387                    -
Change in unrealized depreciation of investments                                                 (5,616,666)           2,976,430
Decrease (increase) in accrued interest receivable                                                   92,096               (8,526)
Increase (decrease) in payables, net                                                                  8,038              (77,614)
                                                                                             --------------     ----------------
Cash used for operating activities                                                                  (53,117)            (273,835)
                                                                                             --------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cost of portfolio investments purchased                                                                   -              (60,000)
Net proceeds from the sale of portfolio investments                                                  15,000                    -
                                                                                             --------------     ----------------
Cash provided from (used for) investing activities                                                   15,000              (60,000)
                                                                                             --------------     ----------------

Decrease in cash and cash equivalents                                                               (38,117)            (333,835)

Cash and cash equivalents at beginning of period                                                     47,031              489,710
                                                                                             --------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $        8,914     $        155,875
                                                                                             ==============     ================



See notes to financial statements.

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Nine Months Ended September 30, 2003

                                                                                               Unallocated
                                           Managing       Individual                        Net Unrealized
                                            General         General           Limited       Depreciation of
                                            Partner        Partners          Partners          Investments           Total

Balance at beginning of period          $    240,564      $   2,659      $     7,580,219    $    (6,737,917)   $     1,085,525

Net investment loss                          (19,748)           (48)            (133,455)                 -           (153,251)

Net realized loss from
   portfolio investments                    (207,991)        (2,154)          (6,164,242)                 -         (6,374,387)

Change in net unrealized
   depreciation of investments                     -              -                    -          5,616,666          5,616,666
                                        ------------      ---------      ---------------    ---------------    ---------------

Balance at end of period                $     12,825      $     457      $     1,282,522(A) $    (1,121,251)   $       174,553
                                        ============      =========      ===============    ===============    ===============


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, is approximately $15 as of September 30, 2003.



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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective income tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. As of September 30, 2003, net unrealized depreciation of approximately $1.1 million and realized losses from portfolio investments of approximately $6.4 million were recorded for financial statement purposes but have not been recognized for tax purposes. Additionally, as of September 30, 2003, other timing differences relating to the sale of Units totaling $1.2 million were charged to partners' capital on the financial statements but have not been deducted or charged against partners' capital for tax purposes.

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

4.     Related Party Transactions

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. For these services, the Management Company received a management fee through December 31, 1999 at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum fee of $200,000 per annum. The Management Company voluntarily agreed to reduce the minimum management fee payable by the Partnership to $150,000 per annum, effective January 1, 2000, and received such fee through the Partnership's dissolution effective December 31, 2002. As a result of the Partnership's dissolution, the Management Company will receive no additional management fees other than amounts accrued and unpaid as of September 30, 2003 totaling $76,304.

From inception of the Partnership to December 31, 1998, each of the Independent General Partners received an annual fee of $10,000 and $1,000 for each meeting of the Independent General Partners attended, plus out-of-pocket expenses. Effective January 1, 1999, the annual fee paid to each Independent General Partner was reduced to $5,000 and, effective January 1, 2000, the Independent General Partners voluntarily waived all future meeting fees. As a result of the death of two of the Independent General Partners in 2002, the Partnership has only one Independent General Partner. As a result of the Partnership's dissolution, the remaining Independent General Partner will receive no additional fees other than amounts accrued and unpaid as of September 30, 2003 totaling $3,750.

WESTFORD TECHNOLOGY VENTURES, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

5.     Classification of Portfolio Investments

As of September 30, 2003, the Partnership's portfolio investments were categorized as follows:

                                                                                                               Percentage of
Investment Type                                            Cost                   Fair Value               Net Assets*
---------------                                       ---------------           ---------------            -------------
Preferred Stock                                      $      1,344,065            $       37,324               21.38%
Debt Securities                                                65,000                   250,990              143.79%
                                                     ----------------            --------------             --------
Total                                                $      1,409,565            $      288,314              165.17%
                                                     ================            ==============             ========

Country/Geographic Region
Midwestern U.S.                                      $        500,000            $      100,000               57.29%
Eastern U.S.                                                  909,565                   188,314              107.88%
                                                     ----------------            --------------             --------
Total                                                $      1,409,565            $      288,314              165.17%
                                                     ================            ==============             ========

Industry
Wireless Communications                              $        500,000            $      100,000               57.29%
Semiconductors                                                909,565                   188,314              107.88%
                                                     ----------------            --------------             --------
Total                                                $      1,409,565            $      288,314              165.17%
                                                     ================            ==============             ========

* Represents fair value as a percentage of net assets.

6.     Interim Financial Statements

The interim financial data as of September 30, 2003 and for the nine months ended September 30, 2003 is unaudited and prepared in accordance with GAAP for interim financial information and in accordance with the requirements of Form 10-Q. In the opinion of Partnership, the interim data includes all adjustments consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Reference should be made to the annual financial statements, including footnotes thereto, included in our annual report on Form 10-K for the year ended December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              ------------------------------------------------------------------

Liquidity and Capital Resources

The Partnership dissolved on December 31, 2002, as a result of the completion of the final extension of its term allowable by the Partnership Agreement. However, pursuant to the Partnership Agreement and Delaware Law, the Managing General Partner will continue to manage the Partnership though its date of liquidation (the "Liquidation Period"), which will occur when it has satisfied all liabilities and obligations to creditors and has sold, distributed or otherwise disposed of its investments in portfolio companies. The Partnership is pursuing the liquidation of its remaining portfolio investments as soon as practicable. In this regard, during the quarter ended September 30, 2003, the Partnership sold its investment in Inn-Room Systems, Inc. back to the company for $15,000, resulting in a net realized loss of $1,408,289.

As of September 30, 2003, the Partnership held $8,914 in an interest-bearing cash account. The Partnership earned $8 and $101 of interest from such cash account for the three and nine months ended September 30, 2003. Interest earned from the Partnership's cash balances and short-term investments, if any, in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

Subsequent to the end of the quarter, in November 2003, the Management Company made a $7,500 non-interest bearing advance to the Partnership and the Partnership completed a follow-on financing in Thunderbird Technologies, Inc., acquiring 20,926,339 shares of the company's Series C preferred stock. In connection with the financing, face value of the Partnership's demand notes due from the company were exchanged for shares of Series B preferred stock and the related interest on such notes was waived. As a result, the Partnership wrote-off the accrued interest on such notes of $30,560 as of September 30, 2003.

As of September 30, 2003, the Partnership's current liabilities of $122,679, including $76,304 due to the Management Company and $3,750 due to the Independent General Partner, exceeded the current cash balance of $8,914. Funds needed to cover the Partnership's current liabilities, and future operating expenses are expected to be obtained from existing cash balances and proceeds from the sale of the Partnership's remaining portfolio investments. As of September 30, 2003, the Partnership had two remaining portfolio investments with an estimated fair value of $288,314.

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

The most significant accounting estimate affecting the Partnership's net asset value and results of operations is the determination of the estimated fair value of each of the Partnership's portfolio investments as of the end of each accounting period. The Partnership has adopted a valuation policy that has been approved by the Independent General Partners and has been consistently applied by the Managing General Partner since the inception of the Partnership. In particular, the valuation of the Partnership's privately-held securities requires estimates that could result in material differences to the fair value of such securities and the net asset value of the Partnership, if a market for such privately-held securities existed. The Partnership's valuation policy is more fully described in Note 2 of Notes to Financial Statements, included in
Part I, Item 1 of this report. As of September 30, 2003, the financial statements include investments valued at $288,314, respectively, representing 165.17% of partners' capital. Such values have been estimated by the Managing General Partner, as described above, and do not necessarily represent the amounts that might ultimately be realized, since such amounts depend on future circumstances and cannot be determined until the individual investments are actually liquidated.

Results of Operations

Investment Income and Expenses - Net investment loss for the three months ended September 30, 2003 and 2002 was $41,730 and $69,084, respectively. The favorable change in net investment loss for the 2003 period as compared to the same period in 2002 resulted from a $61,335 reduction in operating expenses offset by a $33,981 decrease in investment income. The decrease in operating expenses for the 2003 period compared to the same period in 2002 includes a $40,000 reduction from the elimination of the management fee and fees paid to the Independent General Partner, as discussed below. Additionally, in order to conserve cash during 2003, the independent public accountants for the Partnership did not review the Partnership's quarterly reports on Form 10-Q and the Partnership has not issued reports to limited partners for the quarterly periods ended June 30, 2003 and September 30, 2003. The decrease in investment income for the period primarily resulted from the reversal of accrued interest receivable during the quarter ended September 30, 2003 on demand notes due from Thunderbird Technologies, Inc. totaling $30,560. The principal balance of such demand notes was exchanged for shares of Series B preferred stock of Thunderbird Technologies and the related interest was waived in connection with a restructuring and new financing of the company completed in November 2003.

Net investment loss for the nine months ended September 30, 2003 and 2002 was $153,251 and $187,695, respectively. The favorable change in net investment loss for the 2003 period as compared to the same period in 2002 is comprised of a $137,809 decrease in operating expenses offset by a $103,365 decrease in investment income. The decrease in operating expenses for the 2003 period compared to the same period in 2002 includes a $122,500 reduction from the elimination of the management fee and fees paid to the Independent General Partner, as discussed below. Additionally, in order to conserve cash during 2003, the independent public accountants for the Partnership did not review the Partnership's quarterly reports on Form 10-Q and the Partnership has not issued reports to limited partners for the quarterly periods ended June 30, 2003 and September 30, 2003. The decrease in investment income for the period primarily resulted from the reversal of accrued interest receivable of $27,994 and $64,070 relating to the demand notes due from Thunderbird Technologies and Inn-Room Systems, Inc., respectively. The accrued interest due from Thunderbird Technologies was written-off on September 30, 2003 in connection with a refinancing of the company completed in November 2003, as discussed above. The accrued interest due from Inn-Room Systems was written-off on March 31, 2003 resulting from the sale of the Partnership's investment back to the company, which was completed in September 2003.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. For these services, the Management Company received a management fee through December 31, 1999 at an annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational expenses paid by the Partnership), reduced by capital distributed and realized losses, with a minimum fee of $200,000 per annum. However, the Management Company voluntarily agreed to reduce the minimum management fee payable by the Partnership to $150,000 per annum, effective January 1, 2000, and received such fee through the Partnership's dissolution effective December 31, 2002. Additionally, as a result of the Partnership's dissolution, the Management Company will receive no additional management fees other than amounts accrued and unpaid as of September 30, 2003 totaling $76,304. As a result, the management fee was $0 and $37,500 for the three months ended September 30, 2003 and 2002, respectively. The management fee was $0 and $112,500 for the nine months ended September 30, 2003 and 2002, respectively.

From inception of the Partnership to December 31, 1998, each of the Independent General Partners received an annual fee of $10,000 and $1,000 for each meeting of the Independent General Partners attended, plus out-of-pocket expenses. Effective January 1, 1999, the annual fee paid to each Independent General Partner was reduced to $5,000 and, effective January 1, 2000, the Independent General Partners voluntarily waived all future meeting fees. As a result of the death of two of the Independent General Partners in 2002, the Partnership has only one Independent General Partner. As a result of the Partnership's dissolution, the remaining Independent General Partner will receive no additional fees other than amounts accrued and unpaid as of September 30, 2003 totaling $3,750.

To the extent possible, the management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations primarily are obtained from interest received from short-term investments, income earned from portfolio investments and proceeds received from the sale of portfolio investments.

Realized Gains and Losses from Portfolio Investments - For the three and nine months ended September 30, 2003, the Partnership had a net realized loss from its portfolio investments of $6,374,387. During the quarter ended September 30, 2003, the Partnership sold its investment in Inn-Room Systems, Inc. back to the company for $15,000, resulting in a net realized loss of $1,408,289. Additionally, during the quarter ended September 30, 2003, the Partnership wrote-off $4,966,098 of the $5,466,098 cost of its investment in Spectrix Corporation, realizing a net loss of $4,966,098, reflecting the General Partner's assessment of the permanent impairment to the cost of its investment in Spectrix.

Unrealized Gains and Losses and Changes in Unrealized Depreciation of Portfolio Investments - For the nine months ended September 30, 2003, the Partnership had a $5,616,666 reduction in net unrealized depreciation of investments. This change included the reversal of $6,374,387 of unrealized depreciation relating to the sale its investment in Inn-Room Systems and the partial write-off of the cost of its investment in Spectrix Corporation, as discussed above. This amount was partially offset by a $36,470 downward revaluation of the Partnership's investment in Inn-Room Systems, Inc. on March 31, 2003 and a $721,251 downward revaluation of the Partnership's investment in Thunderbird Technologies, Inc. as of September 30, 2003. The downward revaluation of the Partnership's investment in Thunderbird Technologies resulted from a capital restructuring and new financing of the company completed in November 2003 at a significantly reduced valuation.

Net Assets - As of September 30, 2003, the Partnership's net assets were $174,553 as compared to net assets of $1,085,525 as of December 31, 2002. This decrease in net assets reflects the decrease in net assets from operations for the nine month period of $910,972, comprised of the $6,527,638 net realized loss from operations exceeding the $5,616,666 favorable change in net unrealized depreciation of investments for the nine months ended September 30, 2003.

As of September 30, 2002, the Partnership's net assets were $2,715,403 as compared to net assets of $5,879,528 as of December 31, 2001. This decrease in net assets reflects the decrease in net assets from operations for the nine month period of $3,164,125, comprised of the $2,976,430 unfavorable change in net unrealized depreciation of investments and the $187,695 net investment loss for the nine months ended September 30, 2002.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest ("Unit"), net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of September 30, 2003 and December 31, 2002 was approximately $15 and $96, respectively.

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

The Partnership's portfolio investments had an aggregate fair value of $288,314 as of September 30, 2003. An assumed 10% decline from this fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and a corresponding unrealized loss of $28,831.

The Partnership had no short-term investments as of September 30, 2003. Market risk relating to the Partnership's interest-bearing cash equivalents held as of September 30, 2003 is considered to be immaterial.

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


Date:         November 19, 2003