Form 10-Q/A
period 2003-06-30
WESTFORD TECHNOLOGY VENTURES LP
filed 2003-12-09
CIK 821472

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                          Amendment No. 1 to Form 10-Q



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
Yes               X       No
                ------           -------

This Amendment No. 1 to the quarterly report of Westford Technology Ventures,
 L.P. (the "Partnership") on Form 10-Q for the quarterly period ended June 30, 2003 is being filed to note the following:

The financial statements as of June 30, 2003 and for the three and six months then ended, presented herein, have not been reviewed by the Partnership's independent certified public accountants, BDO Seidman, LLP.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Six Months Ended June 30, 2003



                                                                                               Unallocated
                                             Managing      Individual                        Net Unrealized
                                              General        General          Limited         Depreciation
                                              Partner       Partners         Partners        of Investments          Total

Balance as of December 31, 2002          $    240,564      $    2,659    $     7,580,219 (A) $   (6,737,917)    $     1,085,525

Net investment loss                          (13,283)           (35)             (98,203)                 -           (111,521)

Change in unrealized depreciation
    of investments                                 -              -                    -            (36,470)           (36,470)
                                        ------------      ---------      ---------------    ---------------    ---------------

Balance as of June 30, 2003             $    227,281      $   2,624      $     7,482,016(A) $    (6,774,387)    $      937,534
==========                              ============      =========      ===============     ===============    ===============


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

The financial statements as of June 30, 2003 and for the three and six months then ended, presented herein, have not been reviewed by the Partnership's independent certified public accountants, BDO Seidman, LLP.

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


Date:         December 9, 2003