Form 10-Q/A
period 2003-09-30
WESTFORD TECHNOLOGY VENTURES LP
filed 2003-12-09
CIK 821472

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

This Amendment No. 1 to the quarterly report of Westford Technology Ventures, L.P. (the "Partnership") on Form 10-Q for the quarterly period ended September 30, 2003 is being filed to note the following:

The financial statements as of September 30, 2003 and for the three and nine months then ended, presented herein, have not been reviewed by the Partnership's independent certified public accountants, BDO Seidman, LLP.

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

WESTFORD TECHNOLOGY VENTURES, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
September 30, 2003

                                                                           Initial
                                                                         Investment
Investment Description                                                      Date                  Cost               Fair Value
-------------------------------------------------------------------------------------------------------------------------------
Spectrix Corporation* (a)
Infrared data transfer technology for networks
2,216,626 shares of Series B Preferred Stock                             Nov. 1989               $   435,000         $    35,000
8% Demand Notes                                                                                       65,000              65,000
                                                                                                   ---------         -----------
                                                                                                     500,000             100,000
--------------------------------------------------------------------------------------------------------------------------------
Thunderbird Technologies, Inc.* (b)
Designer of high performance, low power integrated
   circuit products
788,796 shares of Series A Preferred Stock                               Oct. 1992                 788,796                 2,324
Convertible Demand Notes at Prime                                                                  120,769               185,990
                                                                                                   -------               -------
                                                                                                   909,565               188,314
-------------------------------------------------------------------------------


TOTAL PORTFOLIO INVESTMENTS (c)                                                                  $ 1,409,565         $   288,314
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

The financial statements, as of September 30, 2003 and for the three and nine months then ended, presented herein, have not been reviewed by the Partnership's independent certified public accountants, BDO Seidman, LLP.

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